Form 10-K
period 1998-04-25
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1998-07-24
CIK 1055458

     As filed with the Securities and Exchange Commission on July 24, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [_X_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 25, 1998
                        Commission file number: 0-24417

                        AZTEC TECHNOLOGY PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                            04-3408450
-----------------------------------  -----------------------------------
   (State or other jurisdiction               (I.R.S. Employer
         of incorporation)                 Identification Number)

                    50 BRAINTREE HILL OFFICE PARK, SUITE 220
                         BRAINTREE, MASSACHUSETTS 02184
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                         ------------------------------

              Registrant's telephone number, including area code:
                                 (781) 849-1702
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                         NAME OF EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                                            REGISTERED
--------------------------------------------------------  --------------------------------------------------------
             Common Stock, $0.001 par value                                Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X               No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of July 17, 1998 was approximately $188,841,487. As of July 17, 1998, 21,937,902 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents

    Items 10, 11, 12 and 13 of Part III of this Report incorporate by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 25, 1998 to be filed with the Securities and Exchange Commission on or about August 24, 1998 pursuant to Reg. 240.14a-6(b) under the Securities Exchange Act of 1934.

    Capitalized terms not otherwise defined herein have the meanings ascribed to them in the Company's Registration Statement on Form S-1 (File No. 333-46533) as filed with the Securities and Exchange Commission on June 10, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The following discussion of the Company's business contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

    Aztec Technology Partners, Inc. ("Aztec" or the "Company") was incorporated under the laws of the State of Delaware in 1998. Unless the context otherwise requires, the term "Company" as used herein includes Aztec and its subsidiaries.

    Aztec was initially formed in October 1996 with the acquisition of Bay State Computer Group by U.S. Office Products ("USOP"). Aztec became an independent publicly-traded company upon the spin-off of Aztec from USOP in June 1998 (the "Distribution").

THE DISTRIBUTION

    Each holder of shares of USOP Common Stock of record on June 9, 1998 (the "Record Date"), received one share of Aztec Common Stock for every five shares of USOP Common Stock held on the Record Date. The Aztec Common Stock was distributed on behalf of USOP by American Stock Transfer & Trust Company as the Distribution Agent. No certificates or scrip representing fractional shares of Aztec Common Stock were issued. Fractional share interests were aggregated and sold by the Distribution Agent at such time as it determined in open-market transactions effected through broker-dealers selected by it. The cash proceeds were distributed to those stockholders entitled to a fractional interest with the distribution of payment for the tendered shares or as soon as was practical thereafter. Certificates representing shares of Aztec Common Stock were distributed on June 15, 1998.

    Aztec holds substantially all of the business and assets of, and is responsible for substantially all of the liabilities associated with USOP Technology Solutions divisions. Immediately prior to the Distribution, USOP held all of the issued and outstanding shares of Aztec Common Stock. Approximately 21,937,902 shares of Aztec Common Stock were distributed to USOP stockholders in the Distribution.

    Before the Distribution, USOP acquired companies in, for example, the technology solutions business using USOP Common Stock. Following the Distribution, Aztec is able to pursue independent acquisition programs with a more focused use of resources, and where stock is used as consideration, provide stock of a public company that is in the same industry as the businesses being acquired. The Distribution enables the financial community to evaluate Aztec as a distinct business and to compare it more easily to its industry peers. The Distribution also allows Aztec to offer respective employees more focused incentive compensation packages. Aztec's ability to issue stock options (as well as other equity) is subject to certain limitations in order to avoid triggering certain adverse federal income tax consequences.

GENERAL

    Aztec is a single-source provider of a broad range of IT business solutions. Aztec currently consists of ten operating companies who have been in business for an average of over 15 years. These companies offer complementary IT solutions, which allow Aztec to be a "one-stop" IT solutions provider in the Northeast region of the United States while providing personalized services to its clients on a regional and local basis.

    Aztec's range of complementary IT business solutions includes: (i) consulting and engineering services; (ii) systems and network design and implementation services; (iii) software development and implementation services; (iv) IT support and operational services; and (v) telephony design and integration services. Aztec is currently providing its range of services in the Northeast region of the United States, and certain of these services in other regions of the United States. Aztec provides IT services and support for all the major technology needs of its clients, which include a variety of operating systems (NT, Unix, VMS, Netware, SunOS, Digital Open VMS, and OS/2) on a variety of hardware platforms (Intel, Sun, HP, and Digital). In addition, Aztec supports its clients' hardware and software needs related to the World Wide Web and high-end telephony systems.

    A brief description of Aztec's constituent operating companies follows.

AZTEC INTERNATIONAL

    Aztec International, Inc. was founded in 1983. Aztec International, Inc.'s successor, Aztec International LLC ("Aztec International") was formed on June 1, 1998, and on June 3, 1998, all of the assets of Aztec International, Inc. were contributed to Aztec International. Aztec International is now a constituent operating company of Aztec. Aztec International provides cost-effective services for telecommunications equipment. With facilities strategically positioned across the United States, Aztec International provides OEM rework, secondary telecommunications equipment sales, and repair for key systems, telephone PBX, telephones and printed circuit boards. Aztec International is among few organizations in the tele-service industry that is trained for and has been awarded ISO-9002 Certification. Aztec International is headquartered in South Norwalk, Connecticut, and as of July 1, 1998, had 99 employees.

BAY STATE

    Bay State Computer Group, Inc. was founded in 1984. Bay State Computer Group, Inc.'s successor, Bay State Computer Group LLC ("Bay State") was formed on May 29, 1998, and on June 3, 1998 all of the assets of Bay State Computer Group, Inc. were contributed to Bay State. Bay State is now a constituent operating company of Aztec. Bay State is an enterprise service provider, offering solutions to both mid-size and large corporate entities. As a full-service, multi-platform design and implementation company, Bay State provides the engineering expertise to design, configure, implement, manage and support a wide variety of enterprise IT environments. Bay State's areas of expertise include strategic design and process re-engineering, Internet/intranet development, IT infrastructure, connectivity and security services, performance management, and engineering outsourcing for both short- and long-term technology projects. Bay State is headquartered in Boston, Massachusetts and as of July 1, 1998, had 181 employees.

COMPEL

    Compel Corporation was founded in 1979. Compel Corporation's successor, Compel LLC ("Compel") was formed on April 1, 1998, and on June 3, 1998, all of the assets of Compel Corporation were contributed to Compel. Compel is now a constituent operating company of Aztec. Compel designs and installs full-service communication networks, providing a broad spectrum of solutions to handle data, voice, and video. Using a staff of registered communications distribution designers, Compel integrates fiber optics into customer networks. Compel's expertise ranges from developing enterprise criteria, documenting topology, and providing implementation to evaluating performance. Compel is headquartered in Silver Springs, California, and as of July 1, 1998, had 319 employees.

DIGITAL NETWORK ASSOCIATES

    Founded in 1986, Digital Network Associates designs, installs, and supports complex enterprise IT solutions. Digital Network Associates' solutions encompass strategic planning, network design, project management, training, customer support, and engineering services. Digital Network Associates also provides application development in client/server, wireless client/server, groupware collaboration, and multimedia applications. Digital Network Associates merged into Professional Computer Solutions Inc. on

June 5, 1998, but will continue to operate as a separate division, headquartered in New York, NY, and as of July 1, 1998 had 56 employees.

ENTRA

    Founded in 1984, Entra Computer Corporation ("Entra") provides specialized, integrated applications for a variety of vertical industries, integrating software for customers using popular programming languages and database software. Entra also has a large engineering staff which design and integrate enterprises, as well as a dedicated division of Computer Aided Design engineers and a team that provides training for operating systems and applications. Entra is headquartered in Youngstown, Ohio, and as of July 1, 1998, had 47 employees.

FORTRAN

    Founded in 1983, Fortran Corporation ("Fortran") has experience with the attributes of a wide variety of telecommunications systems, and uses this experience to develop systems for specific client environments ranging from simple turnkey systems to complex voice and data communications systems. Fortran designs and integrates telecommunications systems and solutions to meet the individual needs and requirements of its clients. Fortran engineers have expertise in Integrated Services Digital Networks ("ISDN"), and in integrating LAN, data and voice communications, video conferencing, voicemail and voice processing into the ISDN of the future. Fortran is headquartered in Newington, Virginia, and as of July 1, 1998, had 61 employees.

MAHON

    Founded in 1979, Mahon Communications Corporation ("Mahon") develops turnkey data, voice and video integrated solutions. Mahon designs, installs, and maintains enterprise, telephone/voice processing systems, and video conferencing systems. Mahon maintains a large staff of Registered Communications Distribution Designers who provide custom solutions for complete voice, data and video infrastructures that scale to individual customer requirements. Mahon also has expertise in telephony applications, including automatic call distribution, unified messaging, and interactive voice response. Mahon is headquartered in Boston, Massachusetts, and as of July 1, 1998, had 111 employees.

OFFICE EQUIPMENT SERVICE

    Founded in 1972, Office Equipment Service Co., Inc. ("OES") provides enterprise services, including document management solutions and technical support. OES provides consultations to evaluate customer needs using a variety of diagnostic methods and tools, ranging from user surveys to sophisticated enterprise-monitoring devices that pinpoint areas for improvement. OES is headquartered in Memphis, Tennessee, and as of July 1, 1998, had 83 employees.

PROFESSIONAL COMPUTER SOLUTIONS

    Founded in 1985, Professional Computer Solutions Inc. ("PCS") is a leading software development and consulting firm specializing in groupware and messaging systems, data warehousing, Web-based development, n-tier client/server, and application rightsizing. PCS provides failsafe solutions to clients' business needs, delivering complete enterprise designs with application development and post-implementation support to ensure that clients realize all of the system's benefits. PCS is headquartered in Englewood, New Jersey, and as of July 1, 1998, had 86 employees, excluding its Digital Networks Associates division.

PROFESSIONAL NETWORK SERVICES

    Founded in 1989, Professional Network Services, Inc. ("PNS") provides comprehensive enterprise solutions and helps organizations evaluate constantly-changing technologies. PNS designs infrastructure, defines service level objectives, and develops appropriate enterprise management practices to support service levels. PNS also provides video-conferencing and technical support to customers. PNS is headquartered in Trumbull, Connecticut, and as of July 1, 1998, had 64 employees.

MARKET AND INDUSTRY OVERVIEW

    Since the mid-1980's, dramatic changes have occurred in the delivery of IT solutions to end users. With the development of the personal computer, computing power has migrated from centralized mainframes using proprietary software applications to decentralized, scalable architectures and Web-enabled systems integrating personal computers, client/server networking technology, and fourth-generation object-oriented programs. Attendant to this major expansion of distributive data processing are corresponding cultural changes in the corporate delivery of IT services. No longer is information processed, controlled, and disseminated by a single central corporate data processing function. The arrival of distributive data processing has reduced the extent to which IT manufacturers directly relate to end users. The IT fulfillment process has shifted from manufacturers to third-party IT providers such as Aztec.

    Businesses increasingly turn to outside organizations such as Aztec for efficient design, development, and implementation of IT systems. Based on industry sources that Aztec believes are reliable, Aztec believes that the United States market for outsourced IT services is expected to grow from approximately $13 billion in 1996 to approximately $24 billion in 2001. Due in part to the rapid pace of technological change coupled with the scarcity of skilled IT professionals, business solutions frequently are too sophisticated and complex for a company to undertake itself. Moreover, Aztec believes the cost of developing complex business solutions in-house has generally exceeded the internal resources of the business. In addition, the increased use of outside IT solutions firms is being driven by competitive pressures requiring rapid implementation of new systems and the adverse effects of selecting inappropriate or outdated technology. Additionally, many companies have made a strategic decision to focus on their core competencies, minimize their fixed costs, and reduce their workforce, thereby preventing them from investing in large IT staffs.

    The business community increasingly demands multifunctional networks that can simultaneously support any combination of voice, data, and video services accessible from wireline and wireless terminal devices. For example, telecommunications service providers are beginning to offer multifunctional services, such as ISDN, which allows for the dynamic allocation of bandwidth between any combination of voice, data, and video, and individual call routing. Aztec believes that traditionally distinct telecommunications networks and data networks increasingly will be built on the same technical platforms.

    Data communication solutions have also become standard commodity solutions where hubs and routers are now available to solve the complex problems of enterprise-wide information flow. These products were developed by a multitude of new small IT manufacturers. No longer do a few large computer manufacturers have a stranglehold on data communication system configuration and deployment. Today, an optimal IT business solution can be designed and implemented by small, agile business solution providers who have the professional expertise to bring together products and services from a multitude of vendors.

    More recent technological developments have introduced applications that capitalize on "cyberspace" and create additional opportunities for business solution companies to provide: (i) programming and consulting services for Web-enabled applications that allow them to be accessed by customers, employees, and trading partners using low-cost Internet/intranet technology; (ii) consulting and design services for Internet-specific products, such as firewalls, Internet security systems, and network management; and (iii) integrated voice and data systems that provide networks replacing existing separate telephone systems and cable plants.

    Demand for IT services has grown significantly and the nature of the IT services industry has changed. Based on industry sources that Aztec believes are reliable, Aztec believes that the domestic market for IT professional services (consulting, systems integration, applications development, and outsourcing services) was approximately $73 billion in 1996 and is estimated to grow to approximately $148 billion by the year 2001. Based on industry sources that Aztec believes are reliable, Aztec believes that consulting, development, and integration markets are experiencing record growth, with revenue growth for the top 20 consulting, development and integration companies averaging 25% between 1995 and 1996. Furthermore, the IT service industry is highly-fragmented, with a small number of large national service providers and a large number of small and medium-sized providers, typically regional in scope. Recently, the industry has experienced an increase in consolidation activity that Aztec believes is driven in part by corporate demands for single-source IT providers.

    Aztec believes it is well positioned to capitalize on these developments by providing focused IT expertise in a cost-effective manner to existing and potential clients, and by identifying and acquiring complementary businesses in this industry.

THE AZTEC SOLUTION

    Aztec offers its clients a single source for IT business solutions and services. Aztec seeks to foster a relationship with the client that will allow Aztec to become its clients' "one-stop shop" for total IT business solutions. The five sectors of Aztec's business and the services provided within each sector are:

                      CONSULTING AND ENGINEERING SERVICES

    - Business process reengineering

    - IT needs analysis

    - Technology infrastructure planning and design

    - Systems architecture development

    - Decision support planning and analysis

    - Solution design and development

    Aztec's technical and sales professionals deliver these IT business solutions through the client's chief information officer or chief financial officer. In providing these consulting and engineering services, Aztec establishes long-term relationships with its clients that it believes will offer future opportunities to expand the level of service and support required to meet clients' needs.

             SYSTEMS AND NETWORK DESIGN AND IMPLEMENTATION SERVICES

    - LAN and WAN client/server design and integration

    - Internet/intranet infrastructure design and integration

    - Voice and data communication infrastructure

    - Communication network solutions involving hubs, routers, and switches

    - Capacity planning

    - Network performance management

    - Connectivity and security services

    Aztec delivers enterprise-wide turnkey IT business solutions by combining its business knowledge with technical expertise concerning hardware, software, and support capabilities to achieve the client's goals. These solutions address client needs for high bandwidth applications, from transaction processing to Internet commerce.

    Aztec designs, develops, and installs full application-ready, distributed client/server computing platforms and integrates them into existing IT infrastructures. Capabilities include project planning, technology integration and installation that maximizes system performance and delivery of computing solutions in the most cost-effective way, assuring flexible, open systems capable of integrating into tomorrow's new technologies.

                SOFTWARE DEVELOPMENT AND IMPLEMENTATION SERVICES

    - Custom client/server software design and development

    - Internet/intranet software solutions design and development

    - Customization of business software

    - Data warehousing design and development

    - Object-oriented design and development

    - Reseller of leading fourth-generation database tools and applications

    - Reseller of document management and imaging software

    Aztec designs systems that allow groups of various sizes in multiple locations to collaborate across business lines and functions. Aztec uses data warehousing tools and technology processes to give clients decision support information, sales and marketing intelligence systems, and other strategic knowledge tools. Aztec's Internet services help clients exploit the full potential of information processing on both the global Internet and on corporate intranets. Aztec is a certified reseller and supporter of products of the leading software manufacturers, including Microsoft, Oracle, Sybase, and Borland, incorporating the latest technology and techniques. Aztec emphasizes keeping up with the rapid change of technology by employing highly-qualified strategists and technologists, forming alliances with key tool and database vendors, participating in beta programs for new products, and by participating in and attending major technical conferences.

                      IT SUPPORT AND OPERATIONAL SERVICES

    - Outsourcing of IT professional services

    - Outsourcing of IT product procurement

    - Engineering and network management services

    - Facility infrastructure cabling and installation

    - Warranty support

    - Help desk support

    - Hardware and software maintenance and support

    Aztec provides both short- and long-term temporary technical expertise to address a wide range of network operation and project needs, including LAN and WAN management, systems management, and system administration.

                   TELEPHONY DESIGN AND INTEGRATION SERVICES

    - Design and integrate telecommunications systems

    - Design and integrate ISDN networks

    - Telephone PBX and key-system procurement and installation

    - Voicemail systems installation

    - Voice response units installation

    - Warranty support

    Aztec seeks to maintain current knowledge of the attributes of all telecommunications systems, and to use this knowledge to develop systems for specific client environments--from simple key systems to complex voice/data communications systems.

    Aztec recognizes the importance of global ISDN communication, and has the ability to integrate LAN, data and voice communications, video conferencing, voicemail and voice processing into the ISDN of the future.

OPERATIONS

    DECENTRALIZED MANAGEMENT. Each of Aztec's operating companies currently manages its own business on a decentralized basis, with management direction and oversight provided by the Chairman and Chief Executive Officer of Aztec, the Chief Operating Officer, and the Executive Vice President and Chief Financial Officer, with functional support from Aztec. In addition, Aztec's senior management will be responsible for implementing the Company's internal growth and acquisition strategies.

    Each of the present operating companies and any subsequently acquired businesses will manage the professional services and technical support of their respective businesses in a manner consistent with their traditional local practices and as dictated by client needs. Depending on its size and the services it provides, each operating company will employ its own senior technical and sales professionals, including project managers, engineers, technicians and developers, marketing personnel, and recruiters and administrative personnel. Aztec will seek to identify and implement opportunities to consolidate overlapping functions and achieve cost savings, if consistent with the client-service objectives of the operating companies. As Aztec grows through acquisitions, especially into other geographic regions, it may consider establishing regional divisions to consolidate and improve administrative support functions.

    SALES AND MARKETING. Aztec focuses its sales and marketing efforts on companies with complex computing and communications requirements located throughout the United States. To develop its clients, who will be principally the chief information officers and chief financial officers of corporations, Aztec uses a combination of sales engineering and consulting sales services, including trade shows, professional seminars and radio advertisements. As of July 1, 1998, Aztec employed 154 sales people across the country.

    RETENTION OF SKILLED TECHNICAL AND SALES PROFESSIONALS. Aztec believes that it must be able to attract and retain skilled technical and sales professionals to achieve its business goals. To maximize the long-term retention of these professionals, Aztec is implementing an aggressive performance-based employee retention program. The program is expected to include: stock options; a professional education policy; a progressive human resources program; and other benefits designed to enhance long-term employee retention.

COMPETITION

    The IT solutions market includes a large number of participants, is subject to rapid changes, and is highly competitive. The Company competes with, and faces potential competition for client assignments and experienced personnel from, a number of companies that have significantly greater financial, technical and marketing resources, generate greater revenues than does the Company, and have greater name recognition. The Company believes that the principal competitive factors in the segment of the industry in which the Company competes include scope of services, service delivery approach, technical and industry expertise, perceived value, objectivity and results orientation. The Company believes that its ability to compete also depends in part on a number of competitive factors outside of its control, including the ability of its competitors to hire, retain and motivate senior project managers, the price at which others offer comparable services and the extent of its competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to compete successfully with its competitors in the future.

    Aztec's principal competitors include Lucent Technologies Inc., Bell Atlantic Corporation, Sapient Corporation, Cambridge Technology Partners (Massachusetts), Inc., Digital Equipment Corporation, and International Business Machines Corporation.

CUSTOMERS

    Aztec's clients include middle market and Fortune 1000 companies in a wide range of industries (including communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services, and technology). In fiscal 1998, Aztec, which employs over 1,100 people (approximately 65% of whom are technical professionals), provided services to over 2,000 customers.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

    Aztec's operating companies own or have the right to use certain patents, copyrights and trademarks. These operating companies rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect their proprietary rights and the proprietary rights of third parties, enter into confidentiality agreements with their key employees, and limit distribution of proprietary information.

EMPLOYEES

    As of July 1, 1998, Aztec employed 1,114 persons, of whom approximately 747 were technical professionals. Most of Aztec's employees work in professional (including sales), administrative, and technical positions. Of Aztec's employees, 256 are represented by a labor union or subject to a collective bargaining agreement. Aztec believes that its employee relations generally are good.

ITEM 2. PROPERTIES

    Aztec's corporate headquarters are located in Braintree, Massachusetts. In addition to its headquarters, Aztec leases office and warehouse space in a number of locations across the United States. Aztec does not believe that any of these locations are material to its operations. The leases expire at various times between 1998 and 2004.

ITEM 3. LEGAL PROCEEDINGS

    Aztec is involved from time to time in legal proceedings arising in the ordinary course of business. There are currently no material legal proceedings pending to which Aztec is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The stockholder of Aztec, by written consent, has approved the following actions: (1) on April 2, 1998, approval of the Certificate of Amendment to the Certificate of Incorporation changing the name of the corporation from Paradigm Concepts, Inc. to Aztec Consulting, Inc.; (2) on April 23, 1998, approval of the

Certificate of Amendment to the Certificate of Incorporation changing the name of the corporation from Aztec Consulting, Inc. to Aztec Technology Partners, Inc.; (3) on May 28, 1998, enlargement of the Board of Directors from one member to five members, appointment of Clifford Mitman, Jr., Benjamin Tandowski, Lawrence Howell and Jonathan J. Ledecky to the Board of Directors to fill the vacancies created by the enlargement; and (4) in June 1998, approval of the Amended and Restated Certificate of Incorporation and the By-Laws of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company listed its Common Stock on the Nasdaq National Market under the symbol "AZTC," on June 10, 1998. In fiscal 1998, the Company did not have a public market for its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The historical Selected Financial Data for the fiscal years ended April 25, 1998 (except pro forma amounts), April 26, 1997 and March 31, 1996 have been derived from Aztec's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Annual Report on Form 10-K. The PricewaterhouseCoopers LLP report on the financial statements is based in part on reports of other independent accountants, which appear elsewhere in this Annual Report on Form 10-K. The historical Selected Financial Data for the fiscal year ended March 31, 1995 has been derived from Aztec's consolidated financial statements that have been audited and for the fiscal year ended March 31, 1994 has been derived from unaudited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the period presented.

    The pro forma financial data gives effect, as applicable, to the Distribution and the purchase acquisitions completed by Aztec between April 27, 1997 and April 25, 1998 as if all such transactions had been consummated on April 27, 1997. In addition, the pro forma information is based on available information and certain assumptions and adjustments.

    The Selected Financial Data provided herein should be read in conjunction with the historical financial statements, including the notes thereto, the pro forma financial information, including the notes thereto, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report on Form 10-K.

                          SELECTED FINANCIAL DATA (1)
                     (IN THOUSANDS, EXPECT PER SHARE DATA)

                                                                       FISCAL YEAR ENDED             FISCAL YEAR ENDED
                                                                           MARCH 31,              ------------------------
                                                               ---------------------------------   APRIL 26,    APRIL 25,
                                                                 1994       1995        1996         1997         1998
                                                               ---------  ---------  -----------  -----------  -----------

Statement of Income Data:
Revenues.....................................................  $  58,979  $  88,999   $ 114,055    $ 136,278    $ 208,341
Cost of revenues.............................................     43,630     65,858      84,113      102,129      158,317
                                                               ---------  ---------  -----------  -----------  -----------
Gross profit.................................................     15,349     23,141      29,942       34,149       50,024
Selling, general and administrative expense..................     11,218     14,942      20,510       21,525       35,185
Goodwill amortization expense................................                                                         840
Strategic restructuring costs................................                                                       1,750
Non-recurring acquisition costs..............................                                          2,274
                                                               ---------  ---------  -----------  -----------  -----------
Operating income.............................................      4,131      8,199       9,432       10,350       12,249
Interest expense.............................................        297        331         420          324          807
Interest income..............................................        (54)      (118)       (416)        (168)        (785)
Other (income) expense.......................................        (75)      (111)       (964)         (53)         (44)
                                                               ---------  ---------  -----------  -----------  -----------
Income before provision for income taxes.....................      3,963      8,097      10,392       10,247       12,271
Provision for income taxes (3)...............................        232        401         750        3,524        5,797
                                                               ---------  ---------  -----------  -----------  -----------
Net income...................................................  $   3,731  $   7,696   $   9,642    $   6,723    $   6,474
                                                               ---------  ---------  -----------  -----------  -----------
                                                               ---------  ---------  -----------  -----------  -----------
Per share amounts:
Basic........................................................  $    0.42  $    0.84   $    0.71    $    0.37    $    0.27
Diluted......................................................  $    0.42  $    0.84   $    0.71    $    0.37    $    0.27
                                                               ---------  ---------  -----------  -----------  -----------
                                                               ---------  ---------  -----------  -----------  -----------
Weighted average shares outstanding:
Basic........................................................      8,852      9,112      13,509       18,005       23,911
Diluted......................................................      8,852      9,141      13,675       18,352       24,385


                                                                    MARCH 31,
                                                               --------------------   APRIL 30,    APRIL 26,    APRIL 25,
                                                                 1994       1995        1996         1997         1998
                                                               ---------  ---------  -----------  -----------  -----------
Balance Sheet Data:
Working Capital..............................................  $   5,623  $  10,669   $   8,664    $  13,268    $  36,292
Total assets.................................................     16,423     28,106      33,945       37,311      141,445
Long-term debt, less current portion.........................        461      1,524         799          167          309
Long-term payable to U.S. Office Products....................                                          4,786
Stockholder's Equity.........................................      6,745     11,062      10,497       11,626      105,319


                                                                PRO FORMA
                                                                APRIL 25,
                                                                 1998(2)
                                                               -----------
Statement of Income Data:
Revenues.....................................................   $ 256,903
Cost of revenues.............................................     192,053
                                                               -----------
Gross profit.................................................      64,850
Selling, general and administrative expense..................      43,469
Goodwill amortization expense................................       1,665
Strategic restructuring costs................................
Non-recurring acquisition costs..............................
                                                               -----------
Operating income.............................................      19,716
Interest expense.............................................         400
Interest income..............................................
Other (income) expense.......................................        (282)
                                                               -----------
Income before provision for income taxes.....................      19,598
Provision for income taxes (3)...............................       8,622
                                                               -----------
Net income...................................................   $  10,976
                                                               -----------
                                                               -----------
Per share amounts:
Basic........................................................   $    0.50
Diluted......................................................   $    0.50
                                                               -----------
                                                               -----------
Weighted average shares outstanding:
Basic........................................................    21,938(4)
Diluted......................................................    21,938(4)
                                                                PRO FORMA
                                                                APRIL 25,
                                                                  1998
                                                               -----------
Balance Sheet Data:
Working Capital..............................................   $  40,680
Total assets.................................................     141,445
Long-term debt, less current portion.........................         309
Long-term payable to U.S. Office Products....................       4,388
Stockholder's Equity.........................................     105,319

------------------------------

(1) The historical financial information of the Pooled Companies has been combined on a historical cost basis in accordance with GAAP to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the Purchased Companies is included from the dates of their respective acquisitions. The pro forma financial data reflect acquisitions completed by Aztec through April 25, 1998. See Note 4 of Notes to the Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.

(2) Gives effect to the Distribution and the purchase acquisitions completed by Aztec since April 27, 1997 as if all such transactions had been consummated on April 27, 1997. The pro forma statement of income data is not necessarily indicative of the operating results that would have been achieved had these events actually then occurred and should not be construed as representative of future operating results.

(3) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of the acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.

(4) For calculation of the pro forma weighted average shares outstanding for the fiscal year ended April 25, 1998, see Note 2(g) of Notes to the Pro Forma Combined Financial Statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    Aztec was initially formed in October 1996 with the acquisition of Bay State Computer Group, Inc. by U.S. Office Products. Since that time, under the leadership of Aztec's current Chairman and Chief Executive Officer, James E. Claypoole, nine complementary regional IT solutions companies were acquired. These companies are: (i) Aztec International; (ii) Compel; (iii) Digital Network Associates; (iv) Entra; (v) Fortran; (vi) Mahon; (vii) Office Equipment Service;
(viii) Professional Computer Solutions; and (ix) Professional Network Services.

    Aztec generates revenues principally from (i) fees for services rendered to customers (including consulting and engineering services, systems and network implementation services, software development and implementation services, IT support and operational services, and telephony design and integration services) and (ii) sales of products to customers within these business sectors (including telephony systems and network and systems hardware and software).

    Aztec's consolidated financial statements give retroactive effect to the five business combinations accounted for under the pooling-of-interests method during the period from October 1996 through April 1997 (the "Pooled Companies") and include the results of five companies acquired during the fiscal year ended April 25, 1998 in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results for years ending on March 31 and December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997, the Pooled Companies changed their year-ends from March 31 and December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April. In the following discussion, "fiscal 1996," "fiscal 1997" and "fiscal 1998" refer to the Company's fiscal years ended March 31, 1996, April 26, 1997 and April 25, 1998, respectively.

    The following discussion should be read in conjunction with Aztec's consolidated financial statements and related notes thereto and pro forma financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for fiscal 1996, 1997, and 1998, respectively.

                                                                                             FISCAL YEAR ENDED
                                                                                   -------------------------------------
                                                                                    MARCH 31,    APRIL 26,    APRIL 25,
                                                                                      1996         1997         1998
                                                                                   -----------  -----------  -----------
Revenues.........................................................................       100.0%       100.0%       100.0%
Cost of revenues.................................................................        73.7         74.9         76.0
                                                                                        -----        -----        -----
  Gross profit...................................................................        26.3         25.1         24.0
Selling, general and administrative expenses.....................................        18.0         15.8         16.9
Goodwill amortization expense....................................................                                   0.4
Strategic restructuring costs....................................................                                   0.8
Non-recurring acquisition costs..................................................                      1.7
                                                                                        -----        -----        -----
  Operating income...............................................................         8.3          7.6          5.9
Interest (income) expense, net...................................................                      0.1
Other income.....................................................................        (0.8)
                                                                                        -----        -----        -----
Income before provision for income taxes.........................................         9.1          7.5          5.9
Provision for income taxes.......................................................         0.6          2.6          2.8
                                                                                        -----        -----        -----
Net income.......................................................................         8.5%         4.9%         3.1%
                                                                                        -----        -----        -----
                                                                                        -----        -----        -----

COMPARISON OF FISCAL 1998 TO FISCAL 1997

    REVENUES. Consolidated revenues increased 52.9%, from $136.3 million for fiscal 1997, to $208.3 million for fiscal 1998. This increase was primarily due to sales to new accounts and increased sales to existing customers in the consulting and engineering services sector, the systems and network integration sector, and the telephony integration services sector of the business resulting from the expansion of Aztec's customer base. Revenues in these sectors have a higher concentration of service related revenue. In addition, revenues of Purchased Companies acquired during fiscal 1998 contributed to the increase in revenues. The majority of the Purchased Companies' revenues are service-related.

    GROSS PROFIT. Gross profit increased 46.5%, from $34.1 million, or 25.1% of revenues, for fiscal 1997 to $50.0 million, or 24.0% of revenues, for fiscal 1998. This decrease in gross profit as a percentage of revenues was due to a higher concentration of business in the systems and network design and implementation services sector, which has inherently lower gross margin percentages than the other sectors.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 63.5%, from $21.5 million, or 15.8% of revenues, for fiscal 1997 to $35.2 million, or 16.9% of revenues, for fiscal 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to increases in corporate overhead at one of the operating companies of Aztec, compensation related earnouts paid at three recently acquired operating companies, an increased level of general bad debt reserves, and increased Aztec corporate overhead due to the Strategic Restructuring.

    STRATEGIC RESTRUCTURING COSTS. Strategic restructuring costs represent the Company's portion of the costs incurred by U.S. Office Products as a result of U.S. Office Products' recently completed comprehensive restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

    NON-RECURRING ACQUISITION COSTS. Aztec incurred non-recurring acquisition costs of $2.3 million for fiscal 1997 in conjunction with five business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees. Generally accepted accounting principles require Aztec to expense all acquisition costs (both those paid by Aztec and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

    INTEREST EXPENSE. Interest expense, net of interest income, decreased $134,000, from net interest expense of $156,000 in fiscal 1997, to $22,000 in fiscal 1998. The decrease was due primarily to the Company's pay down of debt due to an increase in cash flows from operations during fiscal 1998.

    PROVISION FOR INCOME TAXES. Provision for income taxes increased from $3.5 million for fiscal 1997 to $5.8 million for fiscal 1998, reflecting effective tax rates of 34.4% and 47.2%, respectively. The higher effective tax rate for fiscal 1998 is the result of goodwill amortization and certain acquisition costs not being deductible for tax purposes. The lower effective income tax rate for fiscal 1997, compared to the federal statutory rate of 35.0% plus state taxes, is the result of certain companies included in the results, which were acquired in business combinations accounted for under the pooling-of-interests method, not being subject to federal income taxes on a corporate level as they had elected as subchapter S corporation prior to being acquired by Aztec.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

    REVENUES. Consolidated revenues increased 19.5%, from $114.1 million in fiscal 1996 to $136.3 million in fiscal 1997. This increase was primarily due to increased sales to existing customers and sales to new customers in the consulting and engineering services sector, the systems and network integration sector, and the software development and integration services sector of the business.

    GROSS PROFIT. Gross profit increased 14.1%, from $29.9 million, or 26.3% of revenues, in fiscal 1996 to $34.1 million, or 25.1% of revenues, in fiscal 1997. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of business in the systems and network design and implementation services sector which has inherently lower gross margin percentages than the other sectors.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 4.9%, from $20.5 million, or 18.0% of revenues, in fiscal 1996 to $21.5 million, or 15.8% of revenues, in fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to operating efficiencies employed at Aztec and Aztec's ability to increase its revenue base without a corresponding increase in fixed operating costs.

    NON-RECURRING ACQUISITION COSTS. Aztec incurred non-recurring acquisition costs of $2.3 million in fiscal 1997 in conjunction with five business combinations accounted for under the pooling-of-interests method.

    INTEREST EXPENSE. Interest expense, net of interest income, increased $152,000, from $4,000 in fiscal 1996 to $156,000 in fiscal 1997. The net increase was due primarily to the reduction in interest income related to short-term investments at one of the Pooled Companies. The proceeds from the short-term investments were used to fund other working capital needs.

    OTHER INCOME. Other income decreased $911,000, from $964,000 in fiscal 1996 to $53,000 in fiscal 1997. In fiscal 1996, other income consisted primarily of a gain on the sale of a non-core line of business at one of the Pooled Companies prior to its acquisition by Aztec.

    PROVISION FOR INCOME TAXES. Provision for income taxes increased from $750,000 in fiscal 1996 to $3.5 million in fiscal 1997, reflecting effective income tax rates of 7.2% and 34.4%, respectively. The low effective income tax rate for fiscal 1996, compared to the federal statutory tax rate of 35.0% plus state taxes, is the result of certain companies included in the results, which were acquired in business combinations accounted for under the pooling-of-interests method, not being subject to federal income taxes on a corporate level as such companies had elected to be treated as subchapter S corporations prior to being acquired by Aztec.

LIQUIDITY AND CAPITAL RESOURCES

    At April 25, 1998, Aztec had cash of $2.0 million and working capital of $36.3 million. Aztec's capitalization, defined as the sum of long-term debt, payable to U.S. Office Products and stockholder's equity, at April 25, 1998 was approximately $110.3 million.

    During fiscal 1998, net cash used in operating activities was $6.9 million. Net cash used in investing activities was $2.9 million, which consisted primarily of $2.6 million used for additions of property, plant, and equipment. Net cash provided by financing activities was $10.6 million, including $15.3 million of capital contributed by U.S. Office Products in anticipation of the strategic restructuring, $818,000 that was advanced by U.S. Office Products as part of U.S. Office Products' centralized cash management process, $1.3 million in dividends paid by one of the Pooled Companies, and the repayment of $4.2 million in short-term and long-term debt.

    During fiscal 1997, net cash provided by operating activities was $6.3 million. Net cash used in investing activities was $3.9 million, which consisted primarily of $1.8 million in payments of non-recurring acquisition costs in conjunction with the acquisitions of certain Pooled Companies and a tax deposit at one of the Pooled Companies of $1.3 million. Net cash used in financing activities of $6.8 million resulted from the repayment of $5.5 million in short-term debt and $4.3 million in dividends paid by certain of the Pooled Companies. These cash outflows were partially offset by $3.6 million in advances from U.S. Office Products.

    During fiscal 1996, net cash provided by operating activities was $4.3 million. Net cash provided by investing activities was $306,000 consisting of $1.3 million in proceeds from the sale of a non-core line of business at one of the Pooled Companies which was partially offset by $552,000 used for additions to property and equipment and $421,000 paid in deposits. Net cash used in financing activities was $3.0 million which resulted from $7.4 million in dividends paid by certain of the Pooled Companies, partially offset by borrowings of $3.7 million and $1.2 million in short-term and long-term debt, respectively.

    Aztec's anticipated capital expenditures budget for the next twelve months is approximately $4.5 million. The largest items include $1.5 million for Year 2000 compliance, and other amounts for infrastructure improvements (including computer equipment and service vehicles).

    The Distribution Agreement with U.S. Office Products calls for the allocation to Aztec of $5.0 million of debt by U.S. Office Products resulting in a contribution to capital of $15.3 million at April 25, 1998, which has been reflected in the financial statements as an increase in stockholder's equity. On June 18, 1998, Aztec entered into a commitment letter with BankBoston, N.A. for a $140 million proposed credit facility (the "Proposed Credit Facility"). The Proposed Credit Facility is expected to mature five years from the closing date of the Proposed Credit Facility; to be secured by all material assets of Aztec; and to be subject to terms and conditions customary for facilities of this kind, including certain financial covenants. Interest rate options will be available to Aztec depending on the satisfaction of certain specified financial ratios. The commitment is conditioned on, among other things, the absence of material adverse changes to Aztec's business, and the Proposed Credit Facility itself was conditioned on, among other things, the satisfactory completion of due diligence, Aztec having a satisfactory capital and corporate structure, and the negotiation, execution, and delivery of satisfactory documentation.

    The Company filed a Registration Statement with the SEC for the issuance of Common Stock in an underwritten public offering that was expected to close prior to or concurrent with the Distribution. However, the Company has elected not to raise additional capital through an underwritten offering at this time. The Company expects to close the Proposed Credit Facility by the end of July 1998. As of June 9,

1998, Aztec had access to an interim unsecured $15 million working capital line of credit from BankBoston, N.A. Any advances made under this line of credit would be due upon demand, or, if no demand is made, the earlier of (i) August 31, 1998, or (ii) the date on which Aztec enters into definitive loan documentation with BankBoston, N.A. The Company anticipates that its working capital line of credit and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1999. However, the Company intends to pursue acquisitions which are expected to be funded through a combination of cash and shares of Common Stock. While the Proposed Credit Facility is expected to fund the Company's acquisition program, there can be no assurances that additional sources of financing will not be required during the next 12 months or thereafter.

    As a result of the provisions of Section 355 of the Internal Revenue Code, the Company may be subject to constraints in its ability to issue additional shares of Common Stock in certain transactions for two years following the date of the Distribution. In particular, if 50% or more, by vote or value, of the capital stock of Aztec is acquired by one or more persons acting pursuant to a plan or series of transactions that includes the Distribution, Aztec will suffer significant tax liability. Aztec will evaluate any significant future issuance of capital stock to avoid the imposition of such tax liability.

    The following table sets forth certain unaudited quarterly financial data for fiscal 1996, fiscal 1997 and fiscal 1998 (in thousands). The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect adjustments consisting only of normal recurring accruals necessary for a fair presentation of such quarterly information.

                                                                             FISCAL YEAR ENDED MARCH 31, 1996
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  30,536  $  27,653  $  27,173  $  28,693
Gross profit..........................................................      9,490      7,462      6,249      6,741
Operating income (loss)...............................................      5,296      3,036      1,222       (122)
Net income............................................................      5,315      2,936      1,103        288

                                                                             FISCAL YEAR ENDED APRIL 26, 1997
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  34,263  $  31,898  $  35,134  $  34,983
Gross profit..........................................................      7,982      7,608      9,656      8,903
Operating income (1)..................................................      2,695      1,779      3,229      2,647
Net income............................................................      2,617      1,315      1,625      1,166

                                                                            FISCAL YEAR ENDING APRIL 25, 1998
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  42,730  $  36,875  $  62,907  $  65,829
Gross profit..........................................................      9,047      9,718     15,852     15,407
Operating income (2)..................................................      2,749      3,687      4,816        997
Net income (loss).....................................................      1,636      2,233      2,703        (98)

------------------------

(1) Reflects a one-time charge of $1,105, $801, and $368 for the second, third, and fourth quarters, respectively, for non-recurring acquisition costs.

(2) Reflects, for the fourth quarter, one-time charges of $1,750 for strategic restructuring costs and $1,500 for spin-off related costs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

ABSENCE OF HISTORY AS A STAND-ALONE COMPANY

    Aztec is the product of the consolidation by U.S. Office Products of ten regional IT solutions companies. Prior to June 9, 1998, Aztec had not operated as an independent entity. The operations of Aztec as a stand-alone, consolidated entity may place significant demands on Aztec's management, operational, and technical resources. Prior to the Distribution, certain administrative functions relating to Aztec's business (including some legal and accounting services) were handled by U.S. Office Products. Aztec's future performance will depend on its ability to function as a stand-alone entity, to finance and manage expanding operations, and to adapt its information systems to changes in its business. Aztec's expenses may be higher than when it was a part of U.S. Office Products.

VARIABILITY OF QUARTERLY OPERATING RESULTS

    The Company has experienced and may in the future continue to experience fluctuations in its quarterly operating results. Factors that may cause the Company's quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect the Company's personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long and the Company's services are impacted by both the financial condition and management decisions of its clients and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed at the beginning of any period and the Company's general policy is to not adjust its staffing levels based upon what it views as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of the Company's engagements are, and may be in the future, terminable by its clients without penalty. A termination of a major project could require the Company to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that the Company's results of operations will not be below the expectations of investors for any given fiscal period.

ATTRACTION AND RETENTION OF EMPLOYEES

    Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. Approximately 65% of Aztec's employees are technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. Aztec has historically experienced turnover rates which it believes are consistent with industry norms. It is possible that the spin-off of Aztec from U.S. Office Products could cause more employees to leave Aztec. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

DEPENDENCE UPON ACQUISITIONS FOR FUTURE GROWTH

    One of Aztec's strategies is to expand its revenues and the markets it serves through the acquisition of additional businesses. As with all companies using an acquisition strategy to expand revenues, there can be no assurance that suitable candidates can be identified, or, if suitable acquisition candidates are identified, that such acquisitions can be completed on acceptable terms. The pace of Aztec's acquisition program may be adversely affected by these and other market factors, and may also be affected by the absence of U.S. Office Products' legal and accounting support for the acquisitions. Further, Aztec intends to use Aztec Common Stock to pay for certain of its acquisitions. If the owners of potential acquisition candidates are not willing to receive shares of Aztec Common Stock in exchange for their businesses, Aztec's acquisition program could be adversely affected. Further, Aztec is subject to limitations on the number of shares it can issue without jeopardizing the tax-free treatment of the Distribution.

RISKS RELATED TO INTEGRATION OF ACQUISITIONS

    Integration of acquisitions may involve a number of special risks that could have a material adverse effect on Aztec's operating results and financial condition, including: adverse short-term effects on its reported operating results (including restructuring charges associated with the acquisitions and other expenses associated with a change of control, non-recurring acquisition costs including accounting and legal fees, investment banking fees, amortization of acquired intangible assets, recognition of transaction-related obligations, and various other acquisition-related costs); diversion of management's attention; difficulties with retention, hiring and training of key personnel; and risks associated with unanticipated problems or legal liabilities. Although Aztec will conduct due diligence and generally require representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, or the acquired company otherwise fails to perform as anticipated, the acquisition could have a material adverse effect on the operating results and financial condition of Aztec.

RISKS RELATED TO ACQUISITION FINANCING; ADDITIONAL DILUTION

    Aztec currently intends to finance its future acquisitions by using shares of Aztec Common Stock, cash, borrowed funds, or a combination thereof. If Aztec Common Stock does not maintain a sufficient market value, if the price of Aztec Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Aztec Common Stock as part of the consideration for the sale of their businesses, Aztec may be required to use more of its cash resources or more borrowed funds in order to initiate and maintain its acquisition program. If Aztec does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. Prior to the Distribution, Aztec was not responsible for obtaining external sources of funding. On June 18, 1998, Aztec entered into a commitment letter with BankBoston, N.A. for the $140 million Proposed Credit Facility, up to $15 million of which may be used for working capital and other general corporate purposes and up to $125 million may be used to fund permitted acquisitions. The Proposed Credit Facility is expected to mature five years from the closing date; to be secured by all assets of Aztec; and to be subject to terms and conditions customary for facilities of this kind, including certain financial covenants. The obligations of Aztec under the Proposed Credit Facility will be guaranteed by all of Aztec's subsidiaries, which subsidiaries have secured such guarantees by all of their assets. Interest rate options made available to Aztec depend on the satisfaction of certain specified financial ratios. The commitment is conditioned on, among other things, the absence of material adverse charges to Aztec's business, and the Proposed Credit Facility itself is conditioned on, among other things, the satisfactory completion of due diligence. Aztec having a satisfactory capital and corporate structure and the negotiation, execution, and delivery of satisfactory documentation.

    The Company filed a Registration Statement with the SEC for the issuance of Common Stock in an underwritten public offering that was expected to close prior to or concurrent with the Distribution. However, the Company has elected not to raise additional capital through an underwritten offering at this time. The Company anticipates that its working capital from its Proposed Credit Facility and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1999. However, the Company intends to pursue acquisitions which are expected to be funded through a combination of cash and shares of Common Stock. There can be no assurance that additional sources of financing will not be required during the next twelve months or thereafter.

    If Aztec does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. However, the use of equity offerings in connection with the Distribution will also be subject to certain limitations on the number of shares that Aztec can issue without jeopardizing the tax-free treatment of the Distribution.

    Aztec has 150 million authorized shares of Aztec Common Stock, a portion of which could be available (subject to the rules and regulations of federal and state securities laws, applicable limits under U.S. Federal income tax laws and rules, and rules of the Nasdaq Stock Market) to finance acquisitions without obtaining stockholder approval for such issuances. The issuance of additional shares of Aztec Common Stock may have a negative impact on earnings per share and may negatively impact the market price of Aztec Common Stock.

RELIANCE ON KEY PERSONNEL

    Aztec's operations depend on the continued efforts of James E. Claypoole, its Chairman and Chief Executive Officer, Ira Cohen, its Chief Operating Officer, Douglas R. Johnson, its Executive Vice President and Chief Financial Officer, its operating company presidents, and the senior management of certain of its operating companies. Furthermore, Aztec's operations will likely depend on the senior management of certain of the companies that it may acquire in the future. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, its business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel. Aztec has entered into an employment agreement with its Chairman and Chief Executive Officer and intends to enter into employment agreements with its Executive Vice President and Chief Financial Officer, its Chief Operating Officer and its operating company presidents. Such agreements will be generally terminable without cause on 30 days' notice by either Aztec or the employee.

    In addition, Jonathan J. Ledecky serves as a director and employee of Aztec and provides services to Aztec pursuant to an employment agreement entered into between Mr. Ledecky and Aztec. U.S. Office Products has assigned to Aztec certain rights of, and obligations under, U.S. Office Products services agreement, as amended, with Mr. Ledecky dated January 13, 1998 (the "Ledecky Services Agreement"). Mr. Ledecky will also serve as a director and employee of each of the other Spin-Off Companies, and is a director or an officer of two other public companies. Mr. Ledecky may be unable to devote substantial time to the activities of Aztec.

POTENTIAL CONFLICTS OF INTEREST IN THE DISTRIBUTIONS

    Aztec, U.S. Office Products, and the other companies spun-off by U.S. Office Products on June 9, 1998 (together with Aztec, the "Spin-Off Companies") entered into the Distribution Agreement, Tax Allocation Agreement, and Employee Benefits Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement. These agreements provide for, among other things, U.S. Office Products and Aztec to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution.

    Certain indemnification obligations of Aztec and the other Spin-Off Companies to U.S. Office Products are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to U.S. Office Products when such a loss occurs, Aztec may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to such other Spin-Off Company. In addition, the agreements allocate certain liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the specific businesses to be conducted by the Spin-Off Companies and post-Distribution U.S. Office Products among U.S. Office Products and each of the Spin-Off Companies. Adverse developments involving U.S. Office Products or the other Spin-Off Companies, or material disputes with U.S. Office Products following the Distribution, could have a material adverse effect on Aztec.

    The terms of the agreements that govern the relationships among Aztec, U.S. Office Products and the other Spin-Off Companies were established by U.S. Office Products in consultation with management of Aztec and the other Spin-Off Companies prior to the Distributions and while Aztec and the other Spin-Off Companies were wholly-owned subsidiaries of U.S. Office Products. The terms of these agreements, including the allocation of general corporate and securities liabilities among U.S. Office Products, Aztec, and the other Spin-Off Companies, may not be the same as they would be if the agreements were the result of arms'-length negotiations. Accordingly, there can be no assurance that the terms and conditions of the agreements are not more or less favorable to Aztec than those that might have been obtained from unaffiliated third parties.

    On the Distribution Date, Jonathan J. Ledecky, Chairman of the U.S. Office Products Board of Directors (the "U.S. Office Products Board"), received options for shares of each of the Spin-Off Companies exercisable for 7.5% of the common stock of each Spin-Off Company. As a result, Mr. Ledecky has interests in the Distributions that differ in certain respects from, and may conflict with, the interests of other stockholders of U.S. Office Products and Aztec.

RAPID TECHNOLOGICAL CHANGE

    As with all IT solutions companies, Aztec's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards, and changing client preferences. There can be no assurance that Aztec will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Aztec will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Aztec's services uncompetitive or obsolete. Aztec's failure to address these developments could have a material adverse effect on Aztec's operating results and financial condition.

COMPETITION

    The IT solutions market includes a large number of participants, is subject to rapid changes, and is highly competitive. The Company competes with, and faces potential competition for client assignments and experienced personnel from, a number of companies that have significantly greater financial, technical and marketing resources, generate greater revenues, and have greater name recognition than does the Company. The Company believes that the principal competitive factors in the segment of the industry in which the Company competes include scope of services, service delivery approach, technical and industry expertise, perceived value, objectivity and results orientation. The Company believes that its ability to compete also depends in part on a number of competitive factors outside of its control, including the ability of its competitors to hire, retain and motivate senior managers, the price at which others offer comparable services and the extent of its competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to compete successfully with its competitors in the future.

POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTIONS

    In connection with the Distributions, Aztec entered into the Tax Allocation Agreement with U.S. Office Products and the other Spin-Off Companies, which provides that Aztec and the other Spin-Off Companies will jointly and severally indemnify U.S. Office Products for any losses associated with taxes related to the Distributions ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the Distributions are taxable. Aztec also entered into the Tax Indemnification Agreement with the other Spin-Off Companies under which the Spin-Off Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify U.S. Office Products under the Tax Allocation Agreement. As a consequence, Aztec will be liable for any Distribution Taxes resulting from any Adverse Tax Act by Aztec and will be liable (subject to indemnification by the other Spin-Off Companies) for any Distribution Taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the Distributions are taxable and it is determined that there has not been an Adverse Tax Act by either U.S. Office Products or any of the Spin-Off Companies, U.S. Office Products and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distributions. As a result, Aztec could become liable for a pro rata portion for Distribution Taxes with respect to not only the Distribution but any of the other Distributions.

RISKS RELATED TO ALLOCATION FOR CERTAIN LIABILITIES

    Under the Distribution Agreement, Aztec is liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the Employee Benefits Agreement, Tax Allocation Agreement and related agreements, (iii) the U.S. Office Products debt that has been allocated to the Company, (iv) liabilities under the securities laws relating to the Prospectus related to the Offering and portions of the Information Statement/Prospectus, as well as other securities law liabilities related to the Aztec business that arise from information supplied to U.S. Office Products (or that should have been supplied, but was not) by Aztec, (v) U.S. Office Products' liabilities for earn-outs from acquisitions in respect of Aztec and its subsidiaries, (vi) Aztec's costs and expenses related to a planned public offering that did not occur and its bank credit facility, and (vii) $1.0 million of the transaction costs (including legal, accounting, investment banking and financial advisory) and other fees incurred by U.S. Office Products in connection with its Strategic Restructuring Plan. Each of the other Spin-Off Companies will be similarly obligated to U.S. Office Products. Aztec and the other Spin-Off Companies have also agreed to bear a pro rata portion of (i) U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of U.S. Office Products) and (ii) U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distributions (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the other Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the other non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Aztec could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

POSSIBLE LIMITATIONS ON ISSUANCES OF COMMON STOCK

    Section 355(e) of the Code, which was added in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50% test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. As a result of the provisions of Section 355(e), there can be no assurance that issuances of stock by Aztec, including issuances in connection with an acquisition of another business by Aztec, will not create a tax liability for U.S. Office Products.

    Aztec entered into a Tax Allocation Agreement and a Tax Indemnification Agreement pursuant to which Aztec will be liable to U.S. Office Products and the other Spin-Off Companies if its actions or omissions materially contribute to a final determination that the Distribution is taxable.

    This limitation could adversely affect the pace of Aztec's acquisitions and its ability to issue Aztec Common Stock for other purposes, including equity offerings.

MATERIAL AMOUNT OF GOODWILL

    As of April 25, 1998, approximately $63.8 million, or 45.1% of Aztec's total assets and 60.6% of Aztec's stockholders' equity represents goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 25-40 years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock. Aztec believes that anticipated cash flows associated with intangible assets recognized in the acquisitions completed during fiscal 1998 will continue over the period during which the associated goodwill will be amortized, and there is no persuasive evidence that any material portion will dissipate during such period.

INABILITY TO USE POOLING-OF-INTERESTS ACCOUNTING

    Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations accounted for under the pooling-of-interests method. As a result of Aztec being a wholly-owned subsidiary of U.S. Office Products, Aztec will be precluded from completing business combinations accounted for under the pooling-of-interests method for a period of two years and any business combinations completed by Aztec during such period will be accounted for under the purchase method resulting in the recording of goodwill. The amortization of the goodwill will reduce income reported by Aztec below that which would have been reported if the pooling-of-interests method had been used by Aztec.

CONSIDERATION FOR OPERATING COMPANIES EXCEEDS ASSET VALUE

    To date, the purchase prices of Aztec's acquisitions have not been established by independent appraisals, but generally have been determined through arm's-length negotiations between Aztec's management and representatives of such acquired companies. The consideration paid for each such company has been and will continue to be based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of acquired companies determined solely by appraisals of the acquired assets typically would have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Aztec does not expect to value future acquisitions on the basis of asset appraisals. Therefore, this risk will apply to future acquisitions as well.

EFFECT OF ANTI-TAKEOVER PROVISIONS

    The Aztec Board has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by Aztec stockholders. The rights of the holders of Aztec Common Stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. While Aztec has no present intention to issue shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions or other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of Aztec and entrenching current management. In addition, such preferred stock may have other rights, including economic rights senior to those of the Aztec Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Aztec Common Stock.

    A number of provisions of Aztec's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law and regulations relating to matters of corporate governance, certain rights of directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discourage, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than Aztec's principal stockholders consider such a transaction to be in their best interest.

    In addition, the Aztec Board of Directors is evaluating the adoption of a shareholder rights plan (a "Rights Plan") pursuant to which stockholders would receive the right to acquire a fractional share of preferred stock upon certain events, including the acquisition of more than 15% of the shares of outstanding Aztec Common Stock, or the commencement of a tender offer for the purchase of more than 15% of the outstanding Aztec Common Stock. The effect of such a Rights Plan would be to defer takeover attempts for Aztec that were not approved in advance by the Aztec Board of Directors.

INTELLECTUAL PROPERTY RIGHTS

    The success of certain operating companies within Aztec is dependent in part on certain methodologies these companies use in designing, installing, and integrating computer software and systems and other proprietary intellectual property rights. These operating companies rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect their proprietary rights and the proprietary rights of third parties, enter into confidentiality agreements with their key employees, and limit distribution of proprietary information. There can be no assurance that the steps taken by these operating companies in this regard will be adequate to deter misappropriation of proprietary information or that these operating companies will be able to detect unauthorized use and take appropriate steps to enforce their intellectual property rights.

    Although Aztec believes that its services do not infringe the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, Aztec is subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require Aztec to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of an asserted infringement claim.

NO DIVIDENDS

    The Company has never paid any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Aztec's ability to pay dividends will be restricted by the Proposed Credit Facility.

INFLATION

    Aztec does not believe that inflation has had a material impact on its results of operations during fiscal 1996, fiscal 1997, or fiscal 1998

NEW ACCOUNTING PRONOUNCEMENT

    SOFTWARE REVENUE RECOGNITION. In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or its results of operations.

    REPORTING COMPREHENSIVE INCOME. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Aztec intends to adopt SFAS No. 130 by the end of the 1998 calendar year. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 by the end of the 1998 calendar year. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

YEAR 2000 ISSUE

    Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue"). The Company has reviewed the potential impact of the Year 2000 Issue on its business, operations and financial condition and has concluded that it will not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index to the Company's Consolidated Financial Statements and Financial Statement Schedule and the accompanying consolidated financial statements, notes and schedules which are filed as part of this Form 10-K following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item appears in sections captioned "Nominees," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders to be held on September 25, 1998 (the "1998 Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item appears in sections captioned "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Comparative Stock Performance," "Executive Compensation," "Employment Arrangements," "Stock Option Grants," "Option Exercises and Year-End Option Table," "Repricing of Options" and "Compensation Committee Report on Option Repricing" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item appears in section captioned "Security Ownership of the Company" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item appears in sections captioned "Directors' Compensation" and "Certain Relationships and Related Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K

    1. Consolidated Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K.

    2. Financial Statement Schedule. The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement
       Schedule is filed as part of this Annual Report on Form 10-K.

    3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K on July 2, 1998 reporting that the Board of Directors voted to change the Company's fiscal year end from the last Saturday in April to December 31. In addition, the July 2, 1998 Form 8-K press release exhibits announced year end and fourth quarter operating results for the period ending April 25, 1998, the signing of a letter of intent for an acquisition and the signing of a commitment letter for a $140 million credit and acquisition facility.

EXHIBIT                                                    DESCRIPTION
------------  ------------------------------------------------------------------------------------------------------

     3.1 **   Amended and Restated Certificate of Incorporation

     3.2 **   Amended and Restated By-laws

     4.1 *    Form of certificate representing shares of Common Stock

    10.1 **   Distribution Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology Partners,
              Inc., Navigant International, Inc., and School Specialty, Inc.

    10.2 **   Tax Allocation Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology
              Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

    10.3 *+   Employment Agreement, dated October 15, 1996, between Bay State Computer Group and James E. Claypoole.

    10.4 *+   Ledecky Services Agreement, as amended

    10.5 *+   Employment Agreement, dated October 15, 1996, between Bay State Computer Group and Elizabeth M.
              Claypoole

    10.6 **   Tax Indemnification Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology
              Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

    10.7 **+  Employee Benefits Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology
              Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

    10.8 **+  1998 Stock Incentive Plan

    10.9 *+   Form of Employment Agreement between Aztec and Jonathan Ledecky

    10.10**+  Employment Agreement between Aztec and James Claypoole

    10.11*+   Form of Employment Agreement between Aztec and Douglas Johnson

    10.12*+   Form of Employment Agreement between Aztec and Ira Cohen

    10.13**+  1998 Employee Stock Purchase Plan

    10.14**+  1998 Non-Employee Director Stock Option Plan

21**          Subsidiaries of Registrant

    23.1 **   Consent of PricewaterhouseCoopers LLP

    23.2 **   Consent of Rubin, Koehmstedt & Nadler, PLC

  27**        Financial data schedule

------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-46533) filed on June 10, 1998.

**  Filed herewith.

+   Denotes management contract or compensatory plan or arrangement.

    The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 1998 Annual Meeting, the Registrant will furnish that person, without charge, a copy of any exhibits listed above. Requests should be sent in writing to:

       Douglas R. Johnson
       Executive Vice President & CFO
       Aztec Technology Partners
       50 Braintree Hill Office Park, Suite 220
       Braintree, MA 02184

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 1998.

                                AZTEC TECHNOLOGY PARTNERS, INC.

                                BY:            /S/ JAMES E. CLAYPOOLE
                                     -----------------------------------------
                                              Name: James E. Claypoole
                                     Title: Chairman of the Board of Directors
                                            and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board of
    /s/ JAMES E. CLAYPOOLE        Directors and Chief
------------------------------    Executive Officer             July 24, 1998
      James E. Claypoole          (Principal Executive
                                  Officer)

                                Executive Vice President
                                  and Chief Financial
    /s/ DOUGLAS R. JOHNSON        Officer (Principal
------------------------------    Financial Officer and         July 24, 1998
      Douglas R. Johnson          Principal Accounting
                                  Officer)

    /s/ LAWRENCE M. HOWELL      Director
------------------------------                                  July 24, 1998
      Lawrence M. Howell

                                Director
------------------------------                                  July   , 1998
     Jonathan J. Ledecky

   /s/ CLIFFORD MITMAN, JR.     Director
------------------------------                                  July 24, 1998
     Clifford Mitman, Jr.

    /s/ BENJAMIN TANDOWSKI      Director
------------------------------                                  July 24, 1998
      Benjamin Tandowski

                        AZTEC TECHNOLOGY PARTNERS, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                               ---------
  AZTEC TECHNOLOGY PARTNERS, INC. HISTORICAL FINANCIAL STATEMENTS

              Report of PricewaterhouseCoopers LLP, Independent Accountants                                          F-2

              Report of Rubin, Koehmstedt and Nadler, Independent Auditors                                           F-3

              Consolidated Balance Sheet as of April 25, 1998 and April 26, 1997                                     F-4

              Consolidated Statement of Income for the fiscal years ended April 25, 1998,
              April 26, 1997 and March 31, 1996                                                                      F-5

              Consolidated Statement of Stockholder's Equity for the fiscal years ended
              April 25, 1998, April 26, 1997 and March 31, 1996                                                      F-6

              Consolidated Statement of Cash Flows for the fiscal years ended April 25, 1998, April 26, 1997
              and March 31, 1996                                                                                     F-7

              Notes to Consolidated Financial Statements                                                             F-9

              Financial Statement Schedules:                                                                        F-25

                Schedule II--Valuation and Qualifying Accounts and Reserves

                All other schedules are omitted because they are not applicable.

  AZTEC TECHNOLOGY PARTNERS, INC. PRO FORMA COMBINED FINANCIAL STATEMENTS (UNAUDITED)

              Introduction to Pro Forma Financial Information (unaudited)                                           F-26

              Pro Forma Combined Balance Sheet as of April 25, 1998 (unaudited)                                     F-27

              Pro Forma Combined Statement of Income for the fiscal year ended
              April 25, 1998 (unaudited)                                                                            F-28

              Notes to Pro Forma Combined Financial Statements (unaudited)                                          F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Aztec Technology Partners, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aztec Technology Partners, Inc. ("Aztec") and its subsidiaries at April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Aztec's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Fortran Corp., a wholly-owned subsidiary, which statements reflect total revenues of $20,775,000 for the fiscal year ended March 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fortran Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
June 30, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Fortran Corp.
Newington, Virginia

    We have audited the accompanying balance sheet of Fortran Corp. as of March 31, 1996, and 1995 and the related statements of earnings, changes in stockholders' equity, and cash flows for the year ended March 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortran Corp. as of March 31, 1996, and 1995 and the results of its operations and its cash flows for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

    As described in Note 9 to the financial statements, on August 21, 1996, the Company entered into a letter of intent to exchange all of its issued and outstanding shares of common stock for shares of U.S. Office Products Company common stock.

RUBIN, KOEHMSTEDT AND NADLER

Springfield, Virginia

June 7, 1996, except for Note 9,
as to which the date is
October 24, 1996

                        AZTEC TECHNOLOGY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                                             APRIL 25,   APRIL 26,
                                                                                                1998       1997
                                                                                             ----------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents................................................................  $    1,976  $   1,106
  Accounts receivable, less allowance for doubtful accounts of $1,626 and $351,
    respectively...........................................................................      48,924     22,342
  Inventories..............................................................................       9,443      3,904
  Receivable from U.S. Office Products.....................................................                  1,216
  Unbilled percentage of completion revenues...............................................       4,557      2,871
  Prepaid expenses and other current assets................................................       6,184      1,704
                                                                                             ----------  ---------
    Total current assets...................................................................      71,084     33,143

Property and equipment, net................................................................       5,957      2,163
Goodwill, net..............................................................................      63,828
Other assets...............................................................................         576      2,005
                                                                                             ----------  ---------
    Total assets...........................................................................  $  141,445  $  37,311
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt.....................................................  $      303  $      76
  Payable to U.S. Office Products..........................................................       4,388
  Accounts payable.........................................................................      16,380     11,803
  Accrued compensation.....................................................................       4,692      1,651
  Deferred revenue.........................................................................       4,843      2,499
  Accrued subchapter S corporation distributions...........................................                  1,320
  Other accrued liabilities................................................................       4,186      2,526
                                                                                             ----------  ---------
    Total current liabilities..............................................................      34,792     19,875

Long-term debt.............................................................................         309        167
Long-term payable to U.S. Office Products..................................................                  4,786
Deferred income taxes......................................................................       1,025        857
                                                                                             ----------  ---------
    Total liabilities......................................................................      36,126     25,685
                                                                                             ----------  ---------

Commitments and contingencies--Note 10

Stockholder's equity:
  Divisional equity........................................................................      96,116      8,897
  Retained earnings........................................................................       9,203      2,729
                                                                                             ----------  ---------
    Total stockholder's equity.............................................................     105,319     11,626
                                                                                             ----------  ---------
    Total liabilities and stockholder's equity.............................................  $  141,445  $  37,311
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                 ----------------------------------
                                                                                 APRIL 25,   APRIL 26,   MARCH 31,
                                                                                    1998       1997        1996
                                                                                 ----------  ---------  -----------
Revenues:
  Products.....................................................................  $  116,998  $  97,253   $  78,948
  Services.....................................................................      91,343     39,025      35,107
                                                                                 ----------  ---------  -----------
    Total revenues.............................................................     208,341    136,278     114,055
                                                                                 ----------  ---------  -----------

Cost of revenues:
  Products.....................................................................     100,137     85,506      66,984
  Services.....................................................................      58,180     16,623      17,129
                                                                                 ----------  ---------  -----------
    Total cost of revenues.....................................................     158,317    102,129      84,113
                                                                                 ----------  ---------  -----------
    Gross profit...............................................................      50,024     34,149      29,942

Selling, general and administrative expenses...................................      35,185     21,525      20,510
Goodwill amortization expense..................................................         840
Strategic restructuring costs..................................................       1,750
Non-recurring acquisition costs................................................                  2,274
                                                                                 ----------  ---------  -----------
    Operating income...........................................................      12,249     10,350       9,432

Other (income) expense:
  Interest expense.............................................................         807        324         420
  Interest income..............................................................        (785)      (168)       (416)
  Other........................................................................         (44)       (53)       (964)
                                                                                 ----------  ---------  -----------
Income before provision for income taxes.......................................      12,271     10,247      10,392
Provision for income taxes.....................................................       5,797      3,524         750
                                                                                 ----------  ---------  -----------
Net income.....................................................................  $    6,474  $   6,723   $   9,642
                                                                                 ----------  ---------  -----------
                                                                                 ----------  ---------  -----------

Weighted-average shares outstanding:
  Basic........................................................................      23,911     18,005      13,509
  Diluted......................................................................      24,385     18,352      13,675
Per share amounts:
  Basic........................................................................  $     0.27  $    0.37   $    0.71
                                                                                 ----------  ---------  -----------
                                                                                 ----------  ---------  -----------
  Diluted......................................................................  $     0.27  $    0.37   $    0.71
                                                                                 ----------  ---------  -----------
                                                                                 ----------  ---------  -----------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                                                                          TOTAL
                                                                              DIVISIONAL   RETAINED   STOCKHOLDER'S
                                                                                EQUITY     EARNINGS      EQUITY
                                                                              -----------  ---------  -------------
Balance at March 31, 1995...................................................   $     148   $  10,914   $    11,062
  Cash dividends at pooled companies........................................                  (7,389)       (7,389)
  Adjustments to conform the fiscal year-ends of pooled companies...........                  (2,818)       (2,818)
  Net income................................................................                   9,642         9,642
                                                                              -----------  ---------  -------------

Balance at April 30, 1996...................................................         148      10,349        10,497
  Transactions of pooled companies:
    Undistributed earnings of subchapter S corporations.....................       8,749      (8,749)
    Cash dividends declared and paid........................................                  (5,594)       (5,594)
  Net income................................................................                   6,723         6,723
                                                                              -----------  ---------  -------------

Balance at April 26, 1997...................................................       8,897       2,729        11,626
  Issuance of U.S. Office Products common stock in conjunction with
    acquisitions............................................................      71,921                    71,921
  Capital contribution by U.S. Office Products..............................      15,298                    15,298
  Net income................................................................                   6,474         6,474
                                                                              -----------  ---------  -------------
Balance at April 25, 1998...................................................   $  96,116   $   9,203   $   105,319
                                                                              -----------  ---------  -------------
                                                                              -----------  ---------  -------------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                 ----------------------------------
                                                                                 APRIL 25,   APRIL 26,   MARCH 31,
                                                                                    1998       1997        1996
                                                                                 ----------  ---------  -----------
Cash flows from operating activities:
  Net income...................................................................  $    6,474  $   6,723   $   9,642
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization expense......................................       1,992        541         494
    Non-recurring acquisition costs............................................                  2,274
    Gain on sale of division at pooled company.................................                               (761)
    Deferred income taxes......................................................         123        645         (66)
    Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
      Accounts receivable......................................................     (10,125)    (2,376)     (5,441)
      Inventories..............................................................         964        547         595
      Prepaid expenses and other current assets................................          (7)    (3,120)       (585)
      Accounts payable.........................................................      (4,074)       997        (475)
      Accrued liabilities......................................................      (2,230)        20         867
                                                                                 ----------  ---------  -----------
        Net cash provided by (used in) operating activities....................      (6,883)     6,251       4,270
                                                                                 ----------  ---------  -----------
Cash flows from investing activities:
  Additions to property and equipment, net of disposals........................      (2,599)      (949)       (552)
  Payments of non-recurring acquisition costs..................................        (460)    (1,814)
  Cash received in acquisitions................................................         182
  Deposits.....................................................................                 (1,312)       (421)
  Cash received in sale of division at pooled company..........................                              1,275
  Other........................................................................                    161           4
                                                                                 ----------  ---------  -----------
        Net cash provided by (used in) investing activities....................      (2,877)    (3,914)        306
                                                                                 ----------  ---------  -----------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt, net.............................      (2,332)    (5,504)      3,683
  Proceeds from issuance of long-term debt.....................................                    305       1,196
  Payments of long-term debt...................................................      (1,834)      (937)       (698)
  Payments of dividends at pooled companies....................................      (1,320)    (4,274)     (7,389)
  Advances from (payments to) U.S. Office Products.............................         818      3,570
  Capital contribution by U.S. Office Products.................................      15,298
  Net change in cash due to conforming fiscal year-ends of certain pooled
    companies..................................................................                                176
                                                                                 ----------  ---------  -----------
        Net cash provided by (used in) financing activities....................      10,630     (6,840)     (3,032)
                                                                                 ----------  ---------  -----------

Net increase (decrease) in cash and cash equivalents...........................         870     (4,503)      1,544
Cash and cash equivalents at beginning of period...............................       1,106      5,609       4,065
                                                                                 ----------  ---------  -----------
Cash and cash equivalents at end of period.....................................  $    1,976  $   1,106   $   5,609
                                                                                 ----------  ---------  -----------
                                                                                 ----------  ---------  -----------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       FOR THE FISCAL YEAR ENDED
                                                                                   ---------------------------------
                                                                                   APRIL 25,  APRIL 26,   MARCH 31,
                                                                                     1998       1997        1996
                                                                                   ---------  ---------  -----------
Supplemental disclosures of cash flow information:
  Interest paid..................................................................  $     759  $     282   $     526
  Income taxes paid..............................................................  $   9,305  $   2,460   $     452

    The Company issued common stock in connection with certain business combinations during the fiscal year ended April 25, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                                          FOR THE
                                                                                                        FISCAL YEAR
                                                                                                           ENDED
                                                                                                         APRIL 25,
                                                                                                           1998
                                                                                                        -----------
Accounts receivable...................................................................................   $  16,457
Inventories...........................................................................................       6,503
Prepaid expenses and other current assets.............................................................       2,608
Property and equipment................................................................................       2,347
Goodwill..............................................................................................      64,668
Other assets..........................................................................................         174
Short-term debt.......................................................................................      (2,332)
Accounts payable......................................................................................      (8,651)
Accrued liabilities...................................................................................      (7,832)
Long-term debt........................................................................................      (2,203)
                                                                                                        -----------
  Net assets acquired.................................................................................   $  71,739
                                                                                                        -----------
                                                                                                        -----------

The acquisitions were funded as follows:
  Common stock........................................................................................   $  71,921
  Cash received.......................................................................................        (182)
                                                                                                        -----------
    Total.............................................................................................   $  71,739
                                                                                                        -----------
                                                                                                        -----------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BACKGROUND

    Aztec Technology Partners, Inc. (the "Company") is a Delaware Corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") at April 25, 1998. On June 9, 1998, as part of its comprehensive restructuring plan, U.S. Office Products spun-off its Technology Solutions division as an independent publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Technology Solutions division to the Company. U.S. Office Products and the Company also entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise (see Note 10). At the date of the Distribution, U.S. Office Products allocated $5,000 in debt to the Company. The debt payable to U.S. Office Products was repaid upon the completion of the Distribution.

    The Technology Solutions division was created by U.S. Office Products in October 1996 and completed five business combinations accounted for under the pooling-of-interests method during the period from October 1996 to April 1997 (the "Pooled Companies"). As a result of these business combinations being accounted for under the pooling-of-interests method, the results of the Company prior to the completion of such business combinations represent the combined results of the Pooled Companies operating as separate autonomous entities. The Company made five acquisitions accounted for under the purchase method during the period from September 1997 to October 1997 (the "Purchased Companies"). The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    The Company is a provider of a broad range of information technology business solutions principally to corporate customers. The Company provides this broad range of services in the Northeast region of the United States and certain of these services in other regions of the United States.

NOTE 2--BASIS OF PRESENTATION

    The consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities expected to be transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

    U.S. Office Products uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents and an agreed upon amount of debt were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company. See Note 7 for further discussion of interest expense.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHANGE IN FISCAL YEAR

    Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on March 31 and December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997, the Pooled Companies changed their year-ends from March 31 and December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April.

    On June 30, 1998, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Saturday in April, to December 31. The Company will file a transition report on Form 10-K covering the period April 26, 1998 to December 31, 1998.

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1998", "fiscal 1997" and "fiscal 1996" refer to the Company's fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996, respectively.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers debt securities with maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

GOODWILL

    Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight line basis over estimated useful lives of 25-40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to the carrying value of the goodwill.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value.

INCOME TAXES

    As a division of U.S. Office Products, the Company does not file separate federal income tax returns but rather is included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

REVENUE RECOGNITION

    Revenue from hardware and packaged software sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance and collectibility of related receivable is considered probable.

    Revenues related to fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost at completion. This method is used because management considers accumulated costs to be the best available measure of progress on these contracts. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Revenues related to fixed-price contracts which include both product and service components are recorded as service revenues.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Service revenues from consulting, installation and maintenance is recognized ratably over the contract period or as the service is provided.

    Revenue from software development contracts is recognized as work is performed on a "time and materials" basis.

    Payments received by the Company in advance of product delivery or performance of services are deferred until earned.

    The American Institute of Certified Public Accountants has approved a new Statement of Position ("SOP"), SOP 97-2, "Software Revenue Recognition" which will supersede SOP 91-1. Management has assessed this new SOP and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for fiscal years 1998, 1997 and 1996 was $1,666, $661 and $480, respectively. The Company also earns co-op funds from certain vendors which can be used for advertising, trade shows and telemarketing campaigns. These funds are included in the consolidated statement of income as a credit to the corresponding selling, general and administrative expense. Co-op funds for fiscal years 1998, 1997 and 1996 were $(1,812), $(1,453) and $(789), respectively.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations in the period incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

STRATEGIC RESTRUCTURING COSTS

    Strategic restructuring costs represent the Company's portion of the costs incurred by U.S. Office Products as a result of U.S. Office Products' recently completed comprehensive restructuring plan including costs incurred related to the Company's withdrawn initial public offering (see Note 1).

NON-RECURRING ACQUISITION COSTS

    Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER SHARE

    Net income per share is calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between the weighted-average number of shares of common shares used for the diluted EPS is comprised of the dilutive effect of outstanding common stock options. However, a portion of the Company's employee stock options outstanding during the periods presented were not included in the computation of diluted EPS as they were anti-dilutive.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year balances to conform to the current year presentation. The reclassifications have no effect on prior year operating results.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in the period ended December 31, 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 in the period ended December 31, 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

DISTRIBUTION RATIO

    On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Distribution. At the date of Distribution, the Company issued to U.S. Office Products shareholders one share of its common stock for every five shares of U.S. Office Products

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and has been retroactively adjusted to give effect to the one for five distribution ratio.

NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

    In fiscal 1997, the Company issued 955,151 shares of common stock to acquire the Pooled Companies.

    The Pooled Companies and the number of shares issued are as follows:

                                                                                   NUMBER OF
COMPANY NAME                                                                     SHARES ISSUED
-------------------------------------------------------------------------------  -------------
Bay State Computer Group.......................................................       181,315
Digital Network Associates, Inc................................................       152,389
Fortran Corp...................................................................       330,000
Office Equipment Service, Inc..................................................       132,331
Professional Computer Solutions, Inc...........................................       159,116
                                                                                 -------------
      Total shares issued......................................................       955,151
                                                                                 -------------
                                                                                 -------------

    The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. All of the Pooled Companies previously reported on fiscal years ending other than April 26, 1997. Upon completion of the acquisitions of the Pooled Companies, their year-ends were changed to U.S. Office Products' year-end of the last Saturday in April.

    Commencing on May 1, 1996, the year-ends of the Pooled Companies were changed to April 26, 1997, resulting in an adjustment to retained earnings of $(2,818) during the fiscal year ended April 30, 1996. This adjustment consisted of revenues, costs and expenses, and dividends of $17,294, $15,026 and $5,086, respectively, during the period of time between the Pooled Companies most recently completed year-end and April 30, 1996.

    The following presents the separate results, in each of the periods presented, of the Company (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                            AZTEC
                                                          TECHNOLOGY
                                                          PARTNERS,      POOLED
                                                             INC.       COMPANIES    COMBINED
                                                         ------------  -----------  ----------
Fiscal 1997:
  Revenues.............................................   $   57,656    $  78,622   $  136,278
  Net Income...........................................   $    2,109    $   4,614   $    6,723

Fiscal 1996:
  Revenues.............................................   $             $ 114,055   $  114,055
  Net Income...........................................   $             $   9,642   $    9,642

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
PURCHASE METHOD

    During fiscal 1998, the Company made five acquisitions accounted for under the purchase method for an aggregate purchase price of $71,739, consisting of 651,021 shares of common stock with a market value of $71,921 and a net of $182 of cash acquired. The total assets related to these acquisitions were $92,757, including intangible assets of $64,668. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    The following presents the unaudited pro forma financial data of the Company for fiscal 1998 and fiscal 1997 and includes the Company's consolidated financial statements and the results of the Purchased Companies as if all such purchase acquisitions had been made at the beginning of each year presented. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and adjustments in executive compensation:

                                                                        UNAUDITED    UNAUDITED
                                                                       FISCAL 1998  FISCAL 1997
                                                                       -----------  -----------
Revenues.............................................................   $ 256,903    $ 228,912
Net income...........................................................      10,081        9,454
Per Share amounts:
  Basic..............................................................        0.46         0.43
  Diluted............................................................        0.46         0.43

    The unaudited pro forma financial data are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each year presented or the results which may occur in the future.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                           APRIL 25,  APRIL 26,
                                                                             1998       1997
                                                                           ---------  ---------
Land.....................................................................  $     143  $     143
Buildings................................................................        374        374
Furniture and fixtures...................................................      6,740      3,184
Warehouse equipment......................................................        669        272
Equipment under capital leases...........................................        774        252
Leasehold improvements...................................................        467        155
                                                                           ---------  ---------
                                                                               9,167      4,380
Less: Accumulated depreciation...........................................     (3,210)    (2,217)
                                                                           ---------  ---------
Net property and equipment...............................................  $   5,957  $   2,163
                                                                           ---------  ---------
                                                                           ---------  ---------

    Depreciation expense for fiscal years 1998, 1997 and 1996 was $1,152, $541 and $494, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 6--GOODWILL

    Goodwill consists of the following:

                                                                                     APRIL 25,
                                                                                       1998
                                                                                     ---------
Goodwill................................................................             $  64,668
Less: Accumulated amortization..........................................                  (840)
                                                                                     ---------
  Net goodwill..........................................................             $  63,828
                                                                                     ---------
                                                                                     ---------

    Amortization expense for fiscal 1998 was $840.

NOTE 7--CREDIT FACILITIES

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           APRIL 25,   APRIL 26,
                                                                             1998        1997
                                                                           ---------  -----------
Notes payable, secured by certain assets of the Company, interest rates
  ranging from 7.8% to 8.4%..............................................  $     180   $     111
Capital lease obligations................................................        432         132
                                                                           ---------       -----
                                                                                 612         243
Less: Current maturities of long-term debt...............................       (303)        (76)
                                                                           ---------       -----
  Total long-term debt...................................................  $     309   $     167
                                                                           ---------       -----
                                                                           ---------       -----

MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1999...............................................................   $     303
2000...............................................................         212
2001...............................................................          85
2002...............................................................          12
                                                                          -----
  Total maturities of long-term debt...............................   $     612
                                                                          -----
                                                                          -----

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--CREDIT FACILITIES (CONTINUED)
PAYABLE TO U.S. OFFICE PRODUCTS

    The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

Balance at April 30, 1996.........................................  $
  Payments of long-term debt of Pooled Companies upon
    acquisition...................................................      1,710
  Payments of acquisition costs...................................      1,362
  Allocated corporate expenses....................................        388
  Operating costs paid by U.S. Office Products                          1,326
                                                                    ---------
Balance at April 26, 1997.........................................      4,786
  Payments of long-term debt of Purchased Companies upon
    acquisition...................................................      1,159
  Payments of acquisition costs...................................      2,501
  Allocated corporate expenses....................................      1,758
  Operating costs paid by U.S. Office Products....................      2,009
  Income taxes paid by U.S. Office Products.......................      7,473
  Capital contribution by U.S. Office Products....................    (15,298)
                                                                    ---------
Balance at April 25, 1998.........................................      4,388
                                                                    ---------
                                                                    ---------

    Interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period.

    The receivable from U.S. Office Products was generated by the Company primarily as a result of U.S. Office Products sweeping the Company's excess cash through the centralized cash management system, which involves daily advances or sweeps of cash to keep the cash balance at or near zero on a daily basis. The Company has earned interest based upon the average outstanding receivable from U.S. Office Products at the weighted average interest rate of U.S. Office Products in effect during the periods.

    The Company's financial statements include allocations of net interest expense from U.S. Office Products totaling $8 and $130 for fiscal years 1998 and 1997, respectively.

    The Distribution Agreement allocated $5,000 of U.S. Office Products' debt outstanding under its credit facilities to the Company and required the Company, prior to the Distribution, to obtain credit facilities, to borrow funds under such facilities and to use the proceeds of such borrowings to pay off the U.S. Office Products' debt so allocated. Prior to the Distribution, the Company entered into the credit facility and at the time of the Distribution borrowed $5,000 under the facility to pay off debt of U.S. Office Products (see Note 15).

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--INCOME TAXES

    The provision for income taxes consists of the following:

                                                                    FOR THE FISCAL YEAR ENDED
                                                               -----------------------------------
                                                               APRIL 25,   APRIL 26,    MARCH 31,
                                                                 1998        1997         1996
                                                               ---------  -----------  -----------
Income taxes currently payable:
  Federal....................................................  $   4,484   $   2,102    $     485
  State......................................................      1,190         777          331
                                                               ---------  -----------  -----------
                                                                   5,674       2,879          816
                                                               ---------  -----------  -----------
Deferred income tax expense (benefit)........................        123         645          (66)
                                                               ---------  -----------  -----------
    Total provision for income taxes.........................  $   5,797   $   3,524    $     750
                                                               ---------  -----------  -----------
                                                               ---------  -----------  -----------

    Deferred taxes are comprised of the following:

                                                                           APRIL 25,    APRIL 26,
                                                                             1998         1997
                                                                          -----------  -----------
Current deferred tax assets:
  Inventory..................................................              $     400    $     105
  Allowance for doubtful accounts............................                    650           49
  Accrued liabilities........................................                  1,176          124
                                                                          -----------  -----------
    Total current deferred tax assets........................                  2,226          278
                                                                          -----------  -----------
Long-term deferred tax liabilities:
  Property and equipment.....................................                     23           24
  Other......................................................                 (1,048)        (881)
                                                                          -----------  -----------
    Total long-term deferred tax liabilities.................                 (1,025)        (857)
                                                                          -----------  -----------
    Net deferred tax asset (liability).......................              $   1,201    $    (579)
                                                                          -----------  -----------
                                                                          -----------  -----------

    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                    FOR THE FISCAL YEAR ENDED
                                                               -----------------------------------
                                                               APRIL 25,   APRIL 26,    MARCH 31,
                                                                 1998        1997         1996
                                                               ---------  -----------  -----------
U.S. federal statutory rate..................................       35.0%       35.0%        35.0%
State income taxes, net of federal income tax benefit........        6.4         5.9          3.0
Subchapter S corporation income not subject to corporate
  level taxation.............................................                  (20.8)       (30.8)
Nondeductible goodwill.......................................        2.4
Nondeductible acquisition costs..............................        2.8         7.8
Other........................................................        0.6         6.5
                                                               ---------  -----------  -----------
Effective income tax rate....................................       47.2%       34.4%         7.2%
                                                               ---------  -----------  -----------
                                                               ---------  -----------  -----------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--INCOME TAXES (CONTINUED)
    Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

NOTE 9--LEASE COMMITMENTS

    The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1999.....................................................................   $     246    $   1,295
2000.....................................................................         163        1,009
2001.....................................................................          77          656
2002.....................................................................          14          584
2003.....................................................................                      276
Thereafter...............................................................                       22
                                                                                -----   -----------
Total minimum lease payments.............................................         500    $   3,842
                                                                                        -----------
                                                                                        -----------
Less: Amounts representing interest......................................         (68)
                                                                                -----
Present value of net minimum lease payments..............................   $     432
                                                                                -----
                                                                                -----

    Rent expense for all operating leases for fiscal years 1998, 1997 and 1996 was $999, $871 and $778, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

POSTEMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 25, 1998 or April 26, 1997 related to these agreements, as no change of control has occurred or is probable.

DISTRIBUTION

    At the date of the distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of the Company and the other spin-off companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other spin-off companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements allocated liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the technology business, between U.S. Office Products and each spin-off company.

NOTE 11--EMPLOYEE BENEFIT PLANS

    Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service. The Company adopted a 401(k) Retirement Plan at approximately the time of the Distribution.

    Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For fiscal years 1998, 1997 and 1996, the subsidiaries incurred expenses totaling $429, $390 and $367, respectively, related to these plans.

NOTE 12--STOCKHOLDER'S EQUITY

EARNINGS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during fiscal 1998 and has restated all prior

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDER'S EQUITY (CONTINUED) period EPS data. The following information presents the Company's computations of basic and diluted EPS from continuing operations for the periods presented in the consolidated statement of income.

                                                                              INCOME         SHARES
                                                                            (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                                                           -------------  -------------  -----------
FISCAL 1998:
Basic EPS................................................................    $   6,474      23,911,206    $    0.27
                                                                                                              -----
                                                                                                              -----
Effect of dilutive employee stock options................................                      474,229
                                                                                ------    -------------
Diluted EPS..............................................................    $   6,474      24,385,435    $    0.27
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----

FISCAL 1997:
Basic EPS................................................................    $   6,723      18,005,142    $    0.37
                                                                                                              -----
                                                                                                              -----
Effect of dilutive employee stock options................................                      347,012
                                                                                ------    -------------
Diluted EPS..............................................................    $   6,723      18,352,154    $    0.37
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----
FISCAL 1996:
Basic EPS................................................................    $   9,642      13,508,937    $    0.71
                                                                                                              -----
                                                                                                              -----
Effect of dilutive employee stock options................................                      165,824
                                                                                ------    -------------
Diluted EPS..............................................................    $   9,642      13,674,761    $    0.71
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----

CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

    During the fiscal year ended April 25, 1998, U.S. Office Products contributed $15,298 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $5,000 of debt upon the Distribution.

EMPLOYEE STOCK PLANS

    Prior to the Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan covering employees of U.S. Office Products. The Company adopted an employee stock option plan at approximately the time of the Distribution. Upon the Distribution, the Company replaced the options to purchase shares of common stock of U.S. Office Products held by employees with options to purchase shares of common stock of the Company.

    In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S. Office Products' options held by Company personnel was multiplied by 1.577 and the exercise price of these options was divided by 1.577 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

    The Company accounts for options issued in accordance with APB Opinion No.
25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDER'S EQUITY (CONTINUED) compensation expense was recognized for the options granted. Had compensation expense been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table.

                                                                                       FOR THE FISCAL YEAR ENDED
                                                                                      ----------------------------
                                                                                        APRIL 25,      APRIL 26,
                                                                                          1998           1997
                                                                                      -------------  -------------
Net Income:
  As reported.......................................................................    $   6,474      $   6,723
  Pro forma.........................................................................        5,364          6,615

Per share:
  As reported:
    Basic...........................................................................    $    0.27      $    0.37
    Diluted.........................................................................         0.27           0.37
  Pro forma:
    Basic...........................................................................    $    0.22      $    0.37
    Diluted.........................................................................         0.22           0.36

    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                       FOR THE FISCAL YEAR ENDED
                                                                                      ----------------------------
                                                                                        APRIL 25,      APRIL 26,
                                                                                          1998           1997
                                                                                      -------------  -------------
Expected life of option.............................................................      7 years        7 years
Risk free interest rate.............................................................        6.36%          6.66%
Expected volatility of USOP stock...................................................        44.1%          44.0%

    The weighted-average fair value of options granted was $6.59 and $4.55 for fiscal 1998 and 1997, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDER'S EQUITY (CONTINUED)
    A summary of option transactions follows:

                                                                             WEIGHTED-                   WEIGHTED-
                                                                              AVERAGE                     AVERAGE
                                                                             EXERCISE       OPTIONS      EXERCISE
                                                               OPTIONS         PRICE      EXERCISABLE      PRICE
                                                             ------------  -------------  -----------  -------------

Balance at April 30, 1996..................................
Granted....................................................       928,032    $    8.03
Exercised..................................................
Canceled...................................................       (21,887)       11.30
                                                             ------------       ------    -----------        -----

Balance at April 26, 1997..................................       906,145         7.96       197,967     $    0.29
Granted....................................................       681,351        12.22
Exercised..................................................      (116,734)        0.29
Canceled...................................................      (122,189)       10.19
                                                             ------------       ------    -----------        -----

Balance at April 25, 1998                                       1,348,573    $   10.57       127,995     $    4.31
                                                             ------------       ------    -----------        -----
                                                             ------------       ------    -----------        -----

    The following table summarizes information about stock options outstanding at April 25, 1998:

                                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   ----------------------------------------------------  -----------------------------
                                                  WEIGHTED-AVERAGE
        RANGE OF EXERCISE                             REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
             PRICES                  OPTIONS      CONTRACTUAL LIFE     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------------  ------------  -------------------  -----------------  ----------  -----------------
$0.29                                    81,233            8.76           $    0.29          81,233      $    0.29
$9.57-$11.99                            981,475            8.95                9.99          46,762          11.31
$14.38-$15.83                           285,865            9.48               15.51
                                   ------------                              ------      ----------         ------
$0.29-$15.83                          1,348,573            9.05           $   10.57         127,995      $    4.31
                                   ------------                              ------      ----------         ------
                                   ------------                              ------      ----------         ------

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from date of grant.

    Under a services agreement entered into with Jonathan J. Ledecky ("the Ledecky Services Agreement"), the Board of Directors of U.S. Office Products agreed to grant Jonathan J. Ledecky a stock option for Company Common Stock from the Company as of the date of the Distribution. The U.S. Office Products Board intends the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The fair value option covered 7.5% of the outstanding Company Common Stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of Common Stock (other than with respect to stock splits or reverse stock splits).

    Immediately following the effective date of the registration statements filed in connection with the Distribution, the Company's Board of Directors granted approximately 1.3 million options covering the Company's common stock to certain executive management personnel and non-employee directors. The fair value options were granted under the 1998 Stock Incentive Plan (the "Plan"). Total options available

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDER'S EQUITY (CONTINUED) for grant under the Plan will be 45.6% of the outstanding shares of the Company's common stock immediately following the Distribution, including the options granted to Mr. Ledecky on that date.

NOTE 13--RELATED PARTY TRANSACTIONS

    During fiscal 1998, product sales of approximately $4.5 million were made at cost to a company owned by an officer of the Company.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents certain unaudited quarterly financial data for fiscal years 1998 and 1997:

                                                                       FISCAL YEAR ENDED APRIL 25, 1998
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
Revenues..................................................  $  42,730  $  36,875  $  62,907  $  65,829  $  208,341
Gross profit..............................................      9,047      9,718     15,852     15,407      50,024
Operating income..........................................      2,749      3,687      4,816        997      12,249
Net income................................................      1,636      2,233      2,703        (98)      6,474

Per share amounts:
  Basic...................................................       0.08       0.10       0.11      (0.01)       0.27
  Diluted.................................................       0.08       0.10       0.10      (0.01)       0.27

                                                                       FISCAL YEAR ENDED APRIL 26, 1997
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
Revenues..................................................  $  34,263  $  31,898  $  35,134  $  34,983  $  136,278
Gross profit..............................................      7,982      7,608      9,656      8,903      34,149
Operating income..........................................      2,695      1,779      3,229      2,647      10,350
Net income................................................      2,617      1,315      1,625      1,166       6,723

Per share amounts:
  Basic...................................................       0.16       0.08       0.09       0.06        0.37
  Diluted.................................................       0.16       0.07       0.09       0.06        0.37

    The Company recorded $1,750 of strategic restructuring costs during the fourth quarter of fiscal 1998.

NOTE 15--SUBSEQUENT EVENTS

WORKING CAPITAL LINE OF CREDIT

    As of June 9, 1998, Aztec has access to an unsecured $15,000 working capital line of credit from BankBoston, N.A. Any advances made under this line of credit would be due upon demand, or, if no demand is made, the earlier of (i) August 31, 1998, or (ii) the date on which Aztec enters into definitive loan documentation with BankBoston N.A.

                          FINANCIAL STATEMENT SCHEDULE

                                 (IN THOUSANDS)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              CHARGED TO   CHARGED TO                 BALANCE AT
                                               BALANCE AT     COSTS AND       OTHER     DEDUCTIONS/    APRIL 30,
DESCRIPTION                                    MAY 1, 1995     EXPENSES     ACCOUNTS    WRITE-OFFS       1996
--------------------------------------------  -------------  ------------  -----------  -----------  -------------
Allowance for doubtful accounts                $   106,000   $     22,000   $  (5,000)   $  --        $   123,000
Accumulated amortization of intangibles            --             --           --           --            --

                                                              CHARGED TO   CHARGED TO                 BALANCE AT
                                               BALANCE AT     COSTS AND       OTHER     DEDUCTIONS/    APRIL 26,
DESCRIPTION                                    MAY 1, 1996     EXPENSES     ACCOUNTS    WRITE-OFFS       1997
--------------------------------------------  -------------  ------------  -----------  -----------  -------------
Allowance for doubtful accounts                $   123,000   $    250,000   $  --        $  22,000    $   351,000
Accumulated amortization of intangibles            --             --           --           --            --

                                               BALANCE AT     CHARGED TO   CHARGED TO                 BALANCE AT
                                                APRIL 26,     COSTS AND       OTHER     DEDUCTIONS/    APRIL 25,
DESCRIPTION                                       1997         EXPENSES     ACCOUNTS    WRITE-OFFS       1998
--------------------------------------------  -------------  ------------  -----------  -----------  -------------
Allowance for doubtful accounts                $   351,000   $  1,142,000   $ 209,000    $  76,000    $ 1,626,000
Accumulated amortization of intangibles            --             840,000      --           --        $   840,000

                        AZTEC TECHNOLOGY PARTNERS, INC.
                    PRO FORMA COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    The unaudited pro forma combined financial statements give effect to the spin-off of Aztec Technology Partners, Inc. ("the Company"), formerly the Technology Solutions division of U.S. Office Products Company ("U.S. Office Products"), through the distribution of shares of the Company to U.S. Office Products stockholders ("the Distribution") and to acquisitions completed through April 25, 1998.

    The unaudited pro forma combined balance sheet gives effect to the Technology Distribution as if such transaction had occurred as of the Company's most recent balance sheet date, April 25, 1998.

    The unaudited pro forma combined statements of income for the fiscal year ended April 25, 1998 gives effect to the Technology Distribution and the acquisitions of Compel Corporation, Aztec International, Inc. and three other individually insignificant companies in business combinations accounted for under the purchase method which have been completed during the fiscal year ending April 25, 1998 ("the Fiscal 1998 Purchase Acquisitions"), as if all such transactions had occurred on April 27, 1997.

    The historical financial statements of the Company give retroactive effect to the results of the five companies acquired by the Company during the fiscal year ended April 26, 1997 in business combinations accounted for under the pooling-of-interests method of accounting.

    The historical financial statements of the Company also reflect an allocated portion of general and administrative costs incurred by U.S. Office Products. The allocated costs include expenses such as: certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing and human resources, as well as other general overhead costs. These corporate overhead costs have been allocated to the Company using one of several factors, dependent on the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Interest costs have been allocated to the Company based upon the Company's average intercompany balance with U.S. Office Products at U.S. Office Product's weighted average interest rate during such periods.

    The pro forma adjustments are based upon preliminary estimates, available information and certain assumptions that management believes are appropriate. The unaudited pro forma combined financial data presented herein does not purport to represent the Company's financial position or results of operations would have been had the transactions which are the subject of pro forma adjustments occurred on those dates, as assumed, and are not necessarily representative of the Company's financial position or results of operations in any future period. The pro forma combined financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Annual Report.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                        PRO FORMA COMBINED BALANCE SHEET

                                 APRIL 25, 1998

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                              AZTEC
                                                                            TECHNOLOGY
                                                                            PARTNERS,     PRO FORMA    PRO FORMA
                                                                               INC.      ADJUSTMENTS   COMBINED
                                                                           ------------  -----------  -----------
                                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................   $    1,976   $             $   1,976
  Accounts receivable, net...............................................       48,924                    48,924
  Inventories............................................................        9,443                     9,443
  Unbilled percentage of completion revenues.............................        4,557                     4,557
  Prepaid and other current assets.......................................        6,184                     6,184
                                                                           ------------  -----------  -----------
    Total current assets.................................................       71,084                    71,084

Property and equipment, net..............................................        5,957                     5,957
Goodwill, net............................................................       63,828                    63,828
Other assets.............................................................          576                       576
                                                                           ------------  -----------  -----------
    Total assets.........................................................   $  141,445   $             $ 141,445
                                                                           ------------  -----------  -----------
                                                                           ------------  -----------  -----------

                                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt...................................   $      303   $             $     303
  Payable to U.S. Office Products........................................        4,388        (4,388 (a)
  Accounts payable.......................................................       16,380                    16,380
  Accrued compensation...................................................        4,692                     4,692
  Deferred revenue.......................................................        4,843                     4,843
  Other accrued liabilities..............................................        4,186                     4,186
                                                                           ------------  -----------  -----------
    Total current liabilities............................................       34,792        (4,388)     30,404

Long-term debt...........................................................          309         4,388(a)      4,697
Deferred income taxes....................................................        1,025                     1,025
                                                                           ------------  -----------  -----------
    Total liabilities....................................................       36,126                    36,126
                                                                           ------------  -----------  -----------
Stockholder's equity:
  Common stock...........................................................                         22(a)         22
  Additional paid-in capital.............................................                     96,094(a)     96,094
  Divisional equity......................................................       96,116       (96,116 (a)
  Retained earnings......................................................        9,203                     9,203
                                                                           ------------  -----------  -----------
    Total stockholders's equity..........................................      105,319                   105,319
                                                                           ------------  -----------  -----------
    Total liabilities and stockholder's equity...........................   $  141,445   $             $ 141,445
                                                                           ------------  -----------  -----------
                                                                           ------------  -----------  -----------

       See accompanying notes to pro forma combined financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.
                     PRO FORMA COMBINED STATEMENT OF INCOME
                    FOR THE FISCAL YEAR ENDED APRIL 25, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             AZTEC                                      FISCAL 1998
                          TECHNOLOGY                                    INDIVIDUALLY                               PRO FORMA
                           PARTNERS,         AZTEC          COMPEL      INSIGNIFICANT   PRO FORMA    PRO FORMA   DISTRIBUTION
                             INC.        INTERNATIONAL    CORPORATION   ACQUISITIONS  ADJUSTMENTS    SUBTOTAL     ADJUSTMENTS
                         -------------  ---------------  -------------  -----------  -------------  -----------  -------------
Revenues...............    $ 208,341       $   9,808       $  20,545     $  18,209     $             $ 256,903     $
Cost of revenues.......      158,317           6,056          14,452        13,228                     192,053
                         -------------        ------     -------------  -----------  -------------  -----------  -------------
  Gross profit.........       50,024           3,752           6,093         4,981                      64,850

Selling, general and
  administrative
  expenses.............       35,185           2,407           2,914         3,275          (312)(b)     43,469
Goodwill amortization
  expense..............          840              12                                         813(c)      1,665
Strategic restructuring
  costs................        1,750                                                                     1,750        (1,750)(d)
                         -------------        ------     -------------  -----------  -------------  -----------  -------------
  Operating income.....       12,249           1,333           3,179         1,706          (501)       17,966         1,750

Other (income) expense:
  Interest expense.....          807              87              71           127                       1,092          (692)(e)
  Interest income......         (785)            (39)            (20)                                     (844)          844(e)
  Other................          (44)           (117)            (30)          (91)                       (282)
                         -------------        ------     -------------  -----------  -------------  -----------  -------------
Income before provision
  for income taxes.....       12,271           1,402           3,158         1,670          (501)       18,000         1,598
Provision for income
  taxes................        5,797              55              49           339         1,679(f)      7,919           703(f)
                         -------------        ------     -------------  -----------  -------------  -----------  -------------
Net income.............    $   6,474       $   1,347       $   3,109     $   1,331     $  (2,180)    $  10,081     $     895
                         -------------        ------     -------------  -----------  -------------  -----------  -------------
                         -------------        ------     -------------  -----------  -------------  -----------  -------------
Weighted average shares
  outstanding:
  Basic................       23,911
  Diluted..............       24,385
Net income per share:
  Basic................    $    0.27
                         -------------
                         -------------
  Diluted..............    $    0.27
                         -------------
                         -------------


                          PRO FORMA
                          COMBINED
                         -----------
Revenues...............   $ 256,903
Cost of revenues.......     192,053
                         -----------
  Gross profit.........      64,850
Selling, general and
  administrative
  expenses.............      43,469
Goodwill amortization
  expense..............       1,665
Strategic restructuring
  costs................
                         -----------
  Operating income.....      19,716
Other (income) expense:
  Interest expense.....         400
  Interest income......
  Other................        (282)
                         -----------
Income before provision
  for income taxes.....      19,598
Provision for income
  taxes................       8,622
                         -----------
Net income.............   $  10,976
                         -----------
                         -----------
Weighted average shares
  outstanding:
  Basic................      21,938
  Diluted..............      21,938
Net income per share:
  Basic................   $    0.50
                         -----------
                         -----------
  Diluted..............   $    0.50
                         -----------
                         -----------

       See accompanying notes to pro forma combined financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.
           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

1. BALANCE SHEET

    (a) Adjustment to reflect the reclassification of divisional equity to common stock and additional paid-in-capital and the utilization of $4,388 drawn from the Company's Proposed Credit Facility to repay the U.S. Office Products debt as a result of the Aztec Distribution. The Aztec Distribution resulted in the issuance of 21,938 shares of Common Stock.

2. STATEMENT OF INCOME

    (b) Adjustment to reflect reductions in executive compensation as a result of the elimination of certain executive positions and the renegotiations of executive compensation agreements resulting from certain acquisitions. The Company believes that these reductions are expected to remain in place for the foreseeable future and are not reasonably likely to affect operating performance.

    (c) Adjustment to reflect the increase in amortization expense relating to goodwill recorded in purchase accounting related to the Fiscal 1998 Purchase Acquisitions for the period prior to the respective dates of acquisition. The Company has recorded goodwill amortization in the historical financial statements from the respective dates of acquisition forward. The goodwill is being amortized over periods ranging from 25-40 years.

    (d) Adjustment to reflect the reductions in operating expenses as a result of the Company's portion of the costs incurred by U.S. Office Products as a result of U.S. Office Products' recently completed comprehensive restructuring plan (See Notes to Consolidated Financial Statements).

    (e) Adjustment to reflect the reductions in interest expense and interest income. Interest expense is being calculated on the debt outstanding at April 25, 1998 of $5,000 at a weighted average interest rate of approximately 8.0%. The adjustment also reflects a reduction in interest income to zero as the Company expects to use all available cash to repay debt rather than for investment purposes.

    (f) Adjustment to calculate the provision for income tax on the combined pro forma results at an effective income tax rate of approximately 44%. The difference between the effective tax rate of 44% and the statutory rate of 35% relates primarily to state income taxes and non-deductible goodwill. This adjustment assumes that all companies were taxed at 44% regardless of how they were taxed prior to being acquired by the Company.

    (g) The weighted average shares outstanding used to calculate pro forma earnings per share of 21,938 is calculated based upon approximately 109,690 shares of U.S. Office Products common stock outstanding on the date of the Aztec Distribution divided by five, which is the Distribution Ratio.