Form 10-Q
period 1998-06-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1998-08-14
CIK 1055458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-24417


                         AZTEC TECHNOLOGY PARTNERS, INC.
               (Exact name of registrant as specified in charter)


         Delaware                                          04-3408450
(State of Incorporation)                     (I.R.S Employer Identification No.)


      50 Braintree Hill Office Park, Suite 220, Braintree, Massachusetts 02184
                     (Address of principal executive offices)


       Registrant's telephone number, including area code: (781) 849-1702


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                 --------------

21,937,902 shares of the registrant's common shares, par value $0.001, were outstanding as of August 11, 1998.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                    FORM 10-Q
                                Table of Contents
                                  June 30, 1998

                                                                               Page
                                                                              ------
Part I - Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at June 30, 1998 (unaudited) and
         April 25, 1998 ......................................................    3

Condensed Consolidated Statement of Income for the Nine Weeks Ended June 30,
         1998 (unaudited) and the Thirteen Weeks Ended July 26, 1997
         (unaudited) .........................................................    4

Condensed Consolidated Statement of Cash Flows for the Nine Weeks Ended
         June 30, 1998 (unaudited) and the Thirteen Weeks Ended July 26, 1997
         (unaudited) .........................................................    5

Notes to Condensed Consolidated Financial Statements (unaudited) .............    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................  8

Risk Factors.................................................................... 10

Part II - Other Information

Item 1.  Legal Proceedings ..................................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders ................... 19

Item 5.  Other Information ..................................................... 19

Item 6.  Exhibits and Reports on Form 8-K

         A.        Exhibits .................................................... 19
         B.        Reports on Form 8-K ......................................... 19

Signature ...................................................................... 20

                                 PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                         AZTEC TECHNOLOGY PARTNERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)


                                                                                                     June 30,        April 25,
                                                                                                       1998             1998
                                                                                                       ----             ----
                                                                                                   (unaudited)

                                         ASSETS
Current assets:
      Cash and cash equivalents                                                                     $       1,435    $       1,976
      Accounts receivable, net                                                                             48,678           48,924
      Inventories                                                                                          10,096            9,443
      Prepaid expenses and other current assets                                                            10,975           10,741
                                                                                                    -------------    -------------
           Total current assets                                                                            71,184           71,084

Property and equipment, net                                                                                 6,152            5,957
Goodwill, net                                                                                              63,554           63,828
Other assets                                                                                                  576              576
                                                                                                    -------------    -------------
           Total assets                                                                               $   141,466       $  141,445
                                                                                                    -------------    -------------
                                                                                                    -------------    -------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                                         $          282   $          303
      Payable to U.S. Office Products                                                                       3,086            4,388
      Accounts payable                                                                                     17,490           16,380
      Accrued liabilities                                                                                  15,456           13,721
                                                                                                    -------------    -------------
           Total current liabilities                                                                       36,314           34,792

Long-term debt                                                                                                278              309
Deferred income taxes                                                                                         951            1,025
                                                                                                    -------------    -------------
           Total liabilities                                                                               37,543           36,126
                                                                                                    -------------    -------------

Stockholders' equity:
      Common stock - $0.001 par value; 150,000,000 shares authorized,
       21,937,902 issued and outstanding                                                                       22
      Additional paid-in-capital                                                                           94,411
      Divisional equity                                                                                                     96,116
      Retained earnings                                                                                     9,490            9,203
                                                                                                    -------------    -------------
           Total stockholders' equity                                                                     103,923          105,319
                                                                                                    -------------    -------------
           Total liabilities and stockholders' equity                                                 $   141,466      $   141,445
                                                                                                    -------------    -------------
                                                                                                    -------------    -------------




     See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                       Nine Weeks from          Thirteen Weeks from
                                                                                      April 26, 1998 to          April 27, 1997 to
                                                                                        June 30, 1998              July 26, 1997

Revenues                                                                                  $  50,708                    $  42,730
Cost of revenues                                                                             38,341                       33,683
                                                                                          ---------                    ---------
Gross profit                                                                                 12,367                        9,047

Selling, general and administrative expenses                                                  8,347                        6,298
Goodwill amortization expense                                                                   274                            -
Strategic restructuring costs                                                                 3,196                            -
                                                                                          ---------                    ---------
            Operating income                                                                    550                        2,749

Other (income) expense                                                                           38                          (62)
                                                                                          ---------                    ----------
Income before provision for income taxes                                                        512                        2,811

Provision for income taxes                                                                      225                        1,175
                                                                                          ---------                    ---------
Net income                                                                                $     287                    $   1,636
                                                                                          ---------                    ---------
                                                                                          ---------                    ---------
Weighted-average shares outstanding:
       Basic                                                                                 25,238                       21,264
       Diluted                                                                               25,443                       21,630
Per share amounts:
       Basic                                                                              $    0.01                    $    0.08
                                                                                          ---------                    ---------
                                                                                          ---------                    ---------
       Diluted                                                                            $    0.01                    $    0.08
                                                                                          ---------                    ---------
                                                                                          ---------                    ---------


     See accompanying notes to condensed consolidated financial statements.

                              AZTEC TECHNOLOGY PARTNERS, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (In Thousands)
                                         (Unaudited)


                                                                                  Nine Weeks from           Thirteen Weeks from
                                                                                 April 26, 1998 to            April 27, 1997 to
                                                                                   June 30, 1998                July 26, 1997
                                                                                   -------------                -------------
Cash flows from operating activities:
      Net income                                                                    $    287                       $ 1,636
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization expense                                         545                           160
           Deferred income taxes                                                         352                           --
           Stock option tender offer                                                   1,774                           --
           Changes in current assets and liabilities                                   1,778                         3,456
                                                                                    --------                       -------
                Net cash provided by operating activities                              4,736                         5,252
                                                                                    --------                       -------
Cash flows from investing activities:
      Additions to property and equipment                                               (466)                         (434)
      Payments of non-recurring acquisition costs                                       --                            (460)
      Deposits                                                                          --                           1,727
                                                                                    --------                       -------
                Net cash provided by (used in) investing activities                     (466)                          833
                                                                                    --------                       -------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt                                             8                           --
      Payments of long-term debt                                                         (60)                         (129)
      Payments of dividends at pooled companies                                          --                         (1,320)
      Advances from (payments to) U.S. Office Products                                (1,302)                       (4,801)
      Reduction of capital contribution by U.S. Office Products                       (3,457)                         --
                                                                                    ----------                      -------
                Net cash used in financing activities                                 (4,811)                       (6,250)
                                                                                    ----------                      -------
Net decrease in cash and cash equivalents                                               (541)                         (165)
Cash and cash equivalents at beginning of period                                       1,976                         1,106
                                                                                    ---------                      --------
Cash and cash equivalents at end of period                                           $ 1,435                     $     941
                                                                                    ---------                      --------
                                                                                    ---------                      --------


      See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.        Nature of Business

         Aztec Technology Partners, Inc. ("Aztec" or the "Company") is a provider of a broad range of information technology business solutions principally to corporate customers. The Company provides this broad range of services in the Northeast region of the United States and certain of these services in other regions of the United States.

         The Company was a wholly-owned subsidiary of U.S. Office Products ("USOP") prior to the Company's spin-off from USOP on June 9, 1998. The spin-off was effected through the distribution of shares of the Company to USOP shareholders. The spin-off of Aztec as an independent publicly owned company was part of USOP's comprehensive restructuring plan.

2.        Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 25, 1998, included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period presented. The results of operations for the nine weeks from April 26, 1998 to June 30, 1998 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

         For periods prior to the spin-off from USOP on June 9, 1998, the condensed consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within USOP. Upon the spin-off from USOP, divisional equity was reclassified to common stock and additional paid-in-capital. In cases involving assets and liabilities not specifically identifiable to any particular business of USOP, only those assets and liabilities expected to be transferred to the Company prior to the spin-off were included in the Company's separate condensed consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of USOP which were not directly related to these businesses. Management believes these allocations were made on a reasonable basis.

3.        Change in Fiscal Year

         On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in April, to December 31. The condensed consolidated financial statements are presented for the nine weeks from April 26, 1998 to June 30, 1998 and the thirteen weeks from April 27, 1997 to July 26, 1997.

         Consequently, the results for the nine weeks from April 26, 1998 to June 30, 1998 are not directly comparable with the results for the thirteen weeks from April 27, 1997 to July 26, 1997 and the current periods' results are not necessarily indicative of results for full quarterly periods. The Company will file a transition report on Form 10-K covering the period April 26, 1998 in December 31, 1998.

4.       Net Income Per Share

         Weighted-average shares outstanding used in the basic and diluted earnings per share calculations for the nine weeks from April 26, 1998 to June 30, 1998 is calculated based upon the number of USOP common shares outstanding from April 26, 1998 to June 9, 1998 and the number of Aztec common shares outstanding from June 10, 1998 to June 30, 1998. USOP completed a tender offer on June 1, 1998, reducing the number of outstanding shares by 23%.

5.       Subsequent Events

         Line of Credit

         On July 27, 1998, the Company closed on a $140 million credit and acquisition facility with BankBoston, N.A. This facility matures five years from the closing date, is secured by all material assets of the Company, and is subject to terms and conditions customary for facilities of this kind, including certain financial covenants. Interest rate options are available depending on the satisfaction of certain specified financial ratios.

         Acquisition

         On July 29, 1998, the Company acquired all of the outstanding capital stock of PCM, Inc., a Chicago based provider of network and enterprise design and implementation services, for $54 million in cash.
         The acquisition will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Aztec is a single-source provider of a broad range of information technology business solutions. Aztec specializes in enterprise design and implementation; software development and customization; voice and data design and integration; and IT support, consulting and outsourcing. By focusing on four core competencies, the Company provides complementary IT solutions making Aztec a "one-stop" IT solutions provider with exceptional personalized service. Aztec's primary focus is the mid-market sector, as well as Fortune 1000 companies, in a wide range of industries including communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services and technology. The Company has 18 offices in 11 states and employs nearly 1,200 professionals.

Recent Developments

On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in April, to December
31. This change is effective beginning with the Company's fiscal quarter ended June 30, 1998. The condensed consolidated financial statements are presented for the nine week period ended June 30, 1998 and the thirteen week period ended July 26, 1997. The Management's Discussion and Analysis of Financial Condition and Results of Operations that follows compares the results for the nine week period April 26, 1998 to June 30, 1998 to the results for the thirteen week period April 27, 1997 to July 26, 1997. The Company did not recast the data for the period April 27, 1997 to June 30, 1997 because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only. Consequently, to recast this period would have been impractical and would have required significant judgmental estimates. Therefore, the results for the nine weeks ended June 30, 1998 are not directly comparable to those of the thirteen weeks ended July 26, 1997 and the current period's results are not necessarily indicative of results for full quarterly periods.

On July 27, 1998, the Company closed on a $140 million credit and acquisition facility with BankBoston, N.A. This facility matures five years from the closing date, is secured by all material assets of the Company, and is subject to terms and conditions customary for facilities of this kind, including certain financial covenants. Interest rate options are available depending on the satisfaction of certain specified financial ratios.


On July 27, 1998, the Company acquired all of the outstanding capital stock of PCM, Inc., a Chicago-based provider of network and enterprise design and implementation services, for $54 million in cash. The acquisition will be accounted for as a purchase.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the nine week period ended June 30, 1998 and the thirteen week period ended July 26, 1997.


                                                               Nine Weeks from     Thirteen Weeks from
                                                              April 26, 1998 to     April 27, 1997 to
                                                               June 30, 1998          July 26, 1997
                                                               -------------          -------------

Revenues .................................................        100.0 %                 100.0 %
Cost of revenues .........................................         75.6                    78.8
                                                                   ----                    ----
    Gross profit .........................................         24.4                    21.2
Selling, general and administrative expenses .............         16.5                    14.7
Goodwill amortization expense ............................          0.5
Strategic restructuring costs ............................          6.3
                                                                   ----                    ----
    Operating income .....................................          1.1                     6.5
Other (income) expense ...................................          0.1                    -0.1
                                                                   ----                    ----
Income before provision for income taxes .................          1.0                     6.6
Provision for income taxes ...............................          0.4                     2.8
                                                                    ----                   ----
Net income ...............................................          0.6 %                 3.8 %
                                                                    ---                   -----
                                                                    ---                   -----





Nine Week Period Ended June 30, 1998 compared to Thirteen Week Period Ended July 26, 1997

         Consolidated revenues increased 18.7%, from $42.7 million for the thirteen week period ended July 26, 1997, to $50.7 million for the nine week period ended June 30, 1998. This increase was primarily due to revenues of companies acquired during fiscal 1998 and increased customers in the network services and software customization sectors of the business.

         Gross profit increased 36.7%, from $9.0 million, or 21.2% of revenues, for the thirteen week period ended July 26, 1997 to $12.4 million, or 24.4% of revenues, for the nine week period ended June 30, 1998. This increase in gross profit as a percentage of revenues was due to a higher concentration of business in the voice and data design and integration sector of the business, which has a higher inherent gross margin.

         Selling, general and administrative expenses increased 32.5%, from $6.3 million, or 14.7% of revenues, for the thirteen weeks ended July 26, 1997 to $8.3 million, or 16.5% of revenues, for the nine weeks ended June 30, 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to increases in corporate overhead at one of the operating companies of Aztec and increased Aztec corporate overhead due to the strategic restructuring costs incurred in connection with the spin-off from U.S. Office Products.

         Strategic restructuring costs of $3.2 million represent costs incurred related to the Company's spin-off from USOP ($1.4 million) and compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998
($1.8 million).

         Other income and expense decreased $100,000, from net other income of $62,000 in the thirteen weeks ended July 26, 1997, to net other expense of $38,000 in the nine weeks ended June 30, 1998. The decrease was due primarily to interest charged to the Company by USOP for advances made to the Company through USOP's cash management system.

         Provision for income taxes decreased from $1.2 million for the thirteen weeks ended July 26, 1997 to $225,000 for the nine weeks ended June 30, 1998, reflecting effective tax rates of 41.8% and 43.9%, respectively. The higher effective tax rate for the nine weeks ended June 30, 1998 is the result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, Aztec had cash of $1.4 million and working capital of $34.9 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 30, 1998 was approximately
$104.5 million.

         During the nine weeks ended June 30, 1998, net cash provided by operating activities was $4.7 million. Net cash used in investing activities was $466,000, which consisted of additions of property, plant, and equipment. Net cash used in financing activities was $4.8 million, including a $3.5 million reduction in the capital contributed by U.S. Office Products as a result of the strategic restructuring, and $1.3 million that was paid to U.S. Office Products as part of U.S. Office Products' centralized cash management process.

         During the thirteen weeks ended July 26, 1997, net cash provided by operating activities was $5.3 million. Net cash provided by investing activities was $833,000, which consisted primarily of the return of $1.7 million of deposits partially offset by $434,000 of additions to property and equipment and $460,000 of payments of non-recurring acquisition costs. Net cash used in financing activities of $6.3 million resulted from the $4.8 million paid to U.S. Office Products as part of U.S. Office Products' centralized cash management process and $1.3 million of payments of dividends by pooled companies.

         As of June 30, 1998, Aztec did not have any material commitments for capital expenditures.

         The Distribution Agreement with U.S. Office Products called for the allocation to Aztec of $5.0 million of debt by U.S. Office Products resulting in a contribution to capital of $11.8 million at June 9, 1998, which has been reflected in the financial statements as an increase in stockholders' equity.

         On July 27, 1998, Aztec closed on a $140 million credit and acquisition facility (the "Credit Facility"). The Credit Facility will mature five years from the closing date; is secured by all material assets of Aztec; and is subject to terms and conditions customary for facilities of this kind, including certain financial covenants. Interest rate options are available to Aztec depending on the satisfaction of certain specified financial ratios.

RISK FACTORS

         Information provided by the Company from time to time, including statements in this Form 10-Q, which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated expense levels and such expenses as a percentage of revenues) may constitute forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Form 10-K for the fiscal year ended April
25, 1998 and from time to time in the Company's other filings with the Securities and Exchange Commission.

Absence of History as a Stand-Alone Company

         Aztec is the product of the consolidation of 11 regional IT solutions companies. Prior to June 9, 1998, Aztec had not operated as an independent entity. The operations of Aztec as a stand-alone, consolidated entity may place significant demands on Aztec's management, operational, and technical resources. Prior to the spin-off from U.S. Office Products ("Distribution") , certain administrative functions relating to Aztec's business (including some legal and accounting services) were handled by U.S. Office Products. Aztec's future performance will depend on its ability to function as a stand-alone entity, to finance and manage expanding operations, and to adapt its information systems to changes in its business. Aztec's expenses may be higher than when it was a part of U.S. Office Products.

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

Risks Related to Acquisition Financing, Additional Dilution

         Aztec currently intends to finance its future acquisitions by using shares of Aztec Common Stock, cash, borrowed funds, or a combination thereof. If Aztec Common Stock does not maintain a sufficient market value, if the price of Aztec Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Aztec Common Stock as part of the consideration for the sale of their businesses, Aztec may be required to use more of its cash resources or more borrowed funds in order to initiate and maintain its acquisition program. If Aztec does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. Prior to the Distribution, Aztec was not responsible for obtaining external sources of funding. On July 27, 1998, Aztec entered into a $140 million Credit Facility with BankBoston, N.A., up to $15 million of which may be used for working capital and other general corporate purposes and up to $125 million may be used to fund permitted acquisitions. The Credit Facility will mature five years from the closing date; is secured by all assets of Aztec; and is subject to terms and conditions customary for facilities of this kind, including certain financial covenants. The obligations of Aztec under the Credit Facility are guaranteed by all of Aztec's subsidiaries, which subsidiaries have secured such guarantees by all of their assets. Interest rate options are available to Aztec depending on the satisfaction of certain specified financial ratios.

         The Company filed a Registration Statement with the SEC for the issuance of Common Stock in an underwritten public offering that was expected to close prior to or concurrent with the Distribution. However, the Company elected not to raise additional capital through an underwritten offering at that time. The Company anticipates that its working capital from its Credit Facility and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1999. However, the Company intends to pursue acquisitions which are expected to be funded through a combination of cash and shares of Common Stock. Because of the Company's acquisition plans, there can be no assurance that additional sources of financing will not be required prior to the end of 1999.

         If Aztec does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. However, the use of equity offerings are subject to certain limitations on the number of shares that Aztec can issue without jeopardizing the tax-free treatment of the Distribution.

         Aztec has 150 million authorized shares of Common Stock, a portion of which could be available (subject to the rules and regulations of federal and state securities laws, applicable limits under U.S. Federal income tax laws and rules, and rules of the NASDAQ Stock Market) to finance acquisitions without obtaining stockholder approval for such issuances. The issuance of additional shares of Aztec Common Stock may have a negative impact on earnings per share and may negatively impact the market price of Aztec Common Stock.

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

         In addition, Jonathan J. Ledecky serves as a director and employee of Aztec and provides services to Aztec pursuant to an employment agreement entered into between Mr. Ledecky and Aztec. U.S. Office Products has assigned to Aztec certain rights of, and obligations under, U.S. Office Products services agreement, as amended, with Mr. Ledecky dated January 13, 1998 (the "Ledecky Services Agreement"). Mr. Ledecky also serves as a director and employee of each of the other companies spun-off by USOP, and is a director or an officer of two other public companies. Mr. Ledecky may be unable to devote substantial time to the activities of Aztec.

Potential Conflicts of Interest in the Distributions

         Aztec, U.S. Office Products, and the other companies spun-off by U.S. Office Products on June 9, 1998 (together with Aztec, the "Spin-Off Companies") entered into the Distribution Agreement, Tax Allocation Agreement, and Employee Benefits Agreement. The Spin-Off Companies entered into the Tax Indemnification Agreement. These agreements provide for, among other things, U.S. Office Products and Aztec to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution.

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

         On the Distribution Date, Jonathan J. Ledecky, Chairman of the U.S. Office Products Board of Directors , received options for shares of each of the Spin-Off Companies exercisable for 7.5% of the common stock of each Spin-Off Company. As a result, Mr. Ledecky has interests in the Distributions that differ in certain respects from, and may conflict with, the interests of other stockholders of U.S. Office Products and Aztec.

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

Risks Related to Allocation for Certain Liabilities

         Under the Distribution Agreement, Aztec is liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the Employee Benefits Agreement, Tax Allocation Agreement and related agreements, (iii) the U.S. Office Products debt that has been allocated to the Company, (iv) liabilities under the securities laws relating to the Prospectus related to the Offering and portions of the Information Statement/Prospectus, as well as other securities law liabilities related to the Aztec business that arise from information supplied to U.S. Office Products (or that should have been supplied, but was not) by Aztec, (v)U.S. Office Products' liabilities for earn-outs from acquisitions in respect of Aztec and its subsidiaries, (vi) Aztec's costs and expenses related to a planned public offering that did not occur and its bank credit facility, and (vii) $1.0 million of the transaction costs (including legal, accounting, investment banking and financial advisory) and other fees incurred by U.S.

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

Possible Limitations on Issuances of Common Stock

         Section 355(e) of the Internal Revenue Code of 1986, as amended, which was added in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50% test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. As a result of the provisions of Section 355(e), there can be no assurance that issuances of stock by Aztec, including issuances in connection with an acquisition of another business by Aztec, will not create a tax liability for U.S. Office Products.

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

Material Amount of Goodwill

         As of June 30, 1998, approximately $63.6 million, or 44.9% of Aztec's total assets and 61.2% of Aztec's stockholders' equity represents goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 25-40 years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income.

A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock. Aztec believes that anticipated cash flows associated with intangible assets recognized in the acquisitions completed to date will continue over the period during which the associated goodwill will be amortized, and there is no persuasive evidence that any material portion will dissipate during such period.

Inability to use Pooling-of-Interests Accounting

         Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations accounted for under the pooling-of-interests method. As a result of Aztec being a wholly-owned subsidiary of U.S. Office Products prior to the Distribution, Aztec will be precluded from completing business combinations accounted for under the pooling-of-interests method for a period of two years and any business combinations completed by Aztec during such period will be accounted for under the purchase method resulting in the recording of goodwill. The amortization of the goodwill will reduce income reported by Aztec below that which would have been reported if the pooling-of-interests method had been used by Aztec.

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

Inflation

         Aztec does not believe that inflation has had a material impact on its results of operations during the nine weeks ended June 30, 1998 or the thirteen weeks ended July 26, 1997.

Risk of Loss from Possible Failure to Achieve Year 2000 Compliance

         Several of Aztec's operating companies are using billing or other software that is not Year 2000 compliant. Aztec has not quantified the costs of addressing its Year 2000 issues, but it believes that the necessary adaptations of these systems can be completed in the next 18 months, and that the costs of achieving compliance will not be material. If Aztec is unable to make the necessary adaptations on a timely basis, or if the costs are greater than expected, the consequences of untimely resolution or the costs of complying could have an adverse impact on Aztec's business or operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         No material changes since the Company's annual report on Form 10-K for the year ended April 25, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         NONE

B.       Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K on August 12, 1998 reporting that the Registrant acquired all the issued and outstanding capital stock of PCM, Inc. ("PCM"), which provides enterprise design and implementation services. The Registrant paid approximately $54 million in cash.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AZTEC TECHNOLOGY PARTNERS, INC.
                                            BY: /s/ Douglas R. Johnson
                                               ------------------------
                                                  Douglas R. Johnson
                                               Executive Vice President
                                             And Chief Financial Officer