Form 10-K/A
period 1998-04-25
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1998-10-08
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A
                                  AMENDMENT NO. 1

        X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -----
                                EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED APRIL 25, 1998.

                          COMMISSION FILE NUMBER:  0-24417

                          AZTEC TECHNOLOGY PARTNERS, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                04-3408450
   ------------------------------       ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
           incorporation)

                           ------------------------------

                      50 BRAINTREE HILL OFFICE PARK, SUITE 103
                           BRAINTREE, MASSACHUSETTS 02184
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           ------------------------------

                Registrant's telephone number, including area code:
                                   (781) 849-1702

                           ------------------------------


 Securities registered pursuant to Section 12(b) of the Act:


      TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
-------------------------------    ----------------------------------------
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

                    Yes     X           No
                         -------             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of July 17, 1998 was approximately $188,841,487. As of July 17, 1998, 21,954,134 shares of the registrant's common stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS

Items 10, 11, 12 and 13 of Part III of this Report incorporate by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 25, 1998 filed with the Securities and Exchange Commission on August 21, 1998.

Capitalized terms not otherwise defined herein have the meanings ascribed to them in the Company's Registration Statement on Form S-1 (File No. 333-46533) as filed with the Securities and Exchange Commission on June 10, 1998.

                                  EXPLANATORY NOTE

This Form 10-K/A is being filed by Aztec Technology Partners, Inc. for the purpose of correcting the section captions incorporated by reference from the Company's definitive Proxy Statement delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders to be held on September 25, 1998 (the "1998 Proxy Statement") and for the purpose of refiling one exhibit.


                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item appears in sections captioned "Nominee For Term Expiring in 1998 (Class I Director)," "Directors Whose Term Expires in 1999 (Class II Directors)," "Directors Whose Term Expires in 2000 (Class III Directors)," "Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item appears in sections captioned "Director Compensation," "Executive Compensation," "Stock Option Grants," "Option Exercise and Year-End Option Table," "Employment Arrangements," "Comparative Stock Performance, " "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee on Executive Compensation," in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item appears in section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item appears in sections captioned "Director Compensation" and "Certain Relationships and Related Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.


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

(b)  Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K on July 2, 1998 reporting that the Board of Directors voted to change the Company's fiscal year end from the last Saturday in April to December 31. In addition, the July 2, 1998 Form 8-K press release exhibits announced year end and fourth quarter results for the period ending April 25, 1998, the signing of a letter of intent for an acquisition and the signing of a commitment letter for a $140 million credit and acquisition facility .

(c)  Exhibits- See Item 14(a)3 above.

(d)  Financial Statements Schedule- See- Item 14(a)2 above.

 EXHIBIT    DESCRIPTION



 3.1      Amended and Restated Certificate of Incorporation(2)
 3.2      Amended and Restated By-laws
 4.1      Form of certificate representing shares of Common Stock(1)
10.1      Distribution Agreement among U.S. Office Products, Workflow
          Graphics, Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.(2)
10.2 Tax Allocation Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.(2)
10.3 Employment Agreement, dated October 15, 1996, between Bay State Computer Group and James E. Claypoole.(1)(3)
10.4      Ledecky Services Agreement, as amended(1)(3)
10.5 Employment Agreement, dated October 15, 1996, between Bay State Computer Group and Elizabeth M. Claypoole(1)(3)
10.6 Tax Indemnification Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.(2)
10.7 Employee Benefits Agreement among U.S. Office Products, Workflow Graphics, Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.(2)(3)
10.8      1998 Stock Incentive Plan(2)(3)
10.9      Form of Employment Agreement between Aztec and Jonathan Ledecky(1)(3)

10.10     Employment Agreement between Aztec and James Claypoole(2)(3)
10.11     Form of Employment Agreement between Aztec and Douglas
          Johnson(1)(3)
10.12     Form of Employment Agreement between Aztec and Ira Cohen(1)(3)
10.13     1998 Employee Stock Purchase Plan(2)(3)
10.14     1998 Non-Employee Director Stock Option Plan(2)(3)
21        Subsidiaries of Registrant(2)
23.1      Consent of PricewaterhouseCoopers LLP(2)
23.2      Consent of Rubin, Koehmstedt & Nadler, PLC(2)
27        Financial data schedule(2)

(1) Incorporation by reference to the Company's Registration Statement on Form S-1 (File No. 333-46533) filed on June 10, 1998.
(2)  Previously filed with the Company's Form 10-K filed on July 24, 1998.
(3)  Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AZTEC TECHNOLOGY PARTNERS, INC.

                                By:  /s/ DOUGLAS R. JOHNSON
                                     -----------------------------------------
                                     Name: Douglas R. Johnson
                                     Title:  EXECUTIVE VICE PRESIDENT, CHIEF
                                     FINANCIAL OFFICER, TREASURER AND SECRETARY

Date: October 8, 1998