Form 10-Q
period 1998-09-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1998-11-17
CIK 1055458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-24417


                         AZTEC TECHNOLOGY PARTNERS, INC.
               (Exact name of registrant as specified in charter)


         Delaware                                    04-3408450
(State of Incorporation)                  (I.R.S. Employer Identification No.)


    50 Braintree Hill Office Park, Suite 220, Braintree, Massachusetts 02184
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (781) 849-1702


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No




21,965,879 shares of the registrant's common shares, par value $0.001, were outstanding as of November 10, 1998.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                    FORM 10-Q
                                Table of Contents
                               September 30, 1998


                                                                                                                               Page
                                                                                                                             ------
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 1998 (unaudited) and April 25, 1998 .................................    3

Condensed Consolidated Statement of Income for the Thirteen Weeks Ended September 30,
         1998 (unaudited), the Thirteen Weeks Ended October 25, 1997 (unaudited), the
         Twenty Two Weeks Ended September 30, 1998 (unaudited), and the Twenty Six Weeks Ended October 25, 1997 (unaudited)    4

Condensed Consolidated Statement of Cash Flows for the Twenty Two Weeks Ended
         September 30, 1998 (unaudited) and the Twenty Six Weeks Ended October 25, 1997 (unaudited) .......................    5

Notes to Condensed Consolidated Financial Statements (unaudited) ..........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations .......................................................................................................    9

Year 2000 Readiness Disclosure Statements .................................................................................   12

Risk Factors ..............................................................................................................   14

Part II - Other Information

Item 1. Legal Proceedings .................................................................................................   23

Item 4. Submission of Matters to a Vote of Security Holders ...............................................................   23

Item 5. Other Information .................................................................................................   23

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits .........................................................................................................   24
      B. Reports on Form 8-K ..............................................................................................   24

Signature .................................................................................................................   25


PART I. Financial Information
Item 1. Financial Statements

                                 AZTEC TECHNOLOGY PARTNERS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                          (In Thousands)


                                                                                    September 30,      April 25,
                                                                                        1998             1998
                                                                                     (unaudited)
                                                                                    ------------       ---------
                                             ASSETS
Current assets:
      Cash and cash equivalents                                                       $  5,886       $  1,976
      Accounts receivable, net                                                          57,755         48,924
      Inventories                                                                       10,648          9,443
      Prepaid expenses and other current assets                                         14,025         10,741
                                                                                     ---------       --------
           Total current assets                                                         88,314         71,084

Property and equipment, net                                                              6,974          5,957
Intangibles, net                                                                       129,645         63,828
Other assets                                                                             2,004            576
                                                                                     ---------       --------
           Total assets                                                               $226,937       $141,445
                                                                                     ---------       --------
                                                                                     ---------       --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                            $  5,641       $    303
      Payable to U.S. Office Products                                                    3,914          4,388
      Accounts payable                                                                  22,702         16,380
      Accrued liabilities                                                               18,379         13,721
                                                                                     ---------       --------
           Total current liabilities                                                    50,636         34,792

Long-term debt                                                                          69,145            309
Deferred income taxes                                                                      951          1,025
                                                                                     ---------       --------
           Total liabilities                                                           120,732         36,126
                                                                                     ---------       --------

Stockholders' equity:
      Common stock - $0.001 par value; 150,000,000 shares authorized,
        21,965,879 issued and outstanding                                                   22
      Additional paid-in capital                                                        93,584
      Divisional equity                                                                                96,116
      Retained earnings                                                                 12,599          9,203
                                                                                     ---------       --------
           Total stockholders' equity                                                  106,205        105,319
                                                                                     ---------       --------
           Total liabilities and stockholders' equity                                 $226,937       $141,445
                                                                                     ---------       --------
                                                                                     ---------       --------


         See accompanying notes to condensed consolidated financial statements.

                                 AZTEC TECHNOLOGY PARTNERS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands, Except Per Share Amounts)
                                          (unaudited)


                                                13 Weeks from        13 Weeks from       22 Weeks from          26 Weeks from
                                               July 1, 1998 to      July 27, 1997 to   April 26, 1998 to     April 27, 1997 to
                                               September 30, 1998   October 25, 1997   September 30, 1998     October 25, 1997
                                               ------------------   ----------------   ------------------    -----------------

Revenues                                              $ 78,102          $ 36,875             $128,810              $ 79,605

Cost of revenues                                        58,697            27,157               97,038                60,840
                                                      --------          --------             --------              --------

Gross profit                                            19,405             9,718               31,772                18,765

Selling, general and administrative expenses            12,473             5,997               20,820                12,295
Goodwill amortization expense                              793                34                1,067                    34
Strategic restructuring costs                             --                --                  3,196                  --
                                                      --------          --------             --------              --------
      Operating income                                   6,139             3,687                6,689                 6,436

Other (income) expense, net                                488              (144)                 526                  (206)
                                                      --------          --------             --------              --------

Income before provision for income taxes                 5,651             3,831                6,163                 6,642

Provision for income taxes                               2,542             1,598                2,767                 2,773
                                                      --------          --------             --------              --------

Net income                                            $  3,109          $  2,233             $  3,396              $  3,869
                                                      --------          --------             --------              --------
                                                      --------          --------             --------              --------


Weighted-average shares outstanding:
      Basic                                             21,963            22,080               23,350                21,672
      Diluted                                           21,963            22,666               23,433                22,148

Per share amounts:
      Basic                                           $   0.14          $   0.10             $   0.15              $   0.18
                                                      --------          --------             --------              --------
                                                      --------          --------             --------              --------
      Diluted                                         $   0.14          $   0.10             $   0.14              $   0.17
                                                      --------          --------             --------              --------
                                                      --------          --------             --------              --------


         See accompanying notes to condensed consolidated financial statements.

                                 AZTEC TECHNOLOGY PARTNERS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (unaudited)


                                                                              22 Weeks from           26 Weeks from
                                                                            April 26, 1998 to        April 27, 1997 to
                                                                           September 30, 1998        October 25, 1997
                                                                           ------------------        -----------------
Cash flows from operating activities:
  Net income                                                                    $   3,396                $   3,869
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                         1,874                      416
      Deferred income taxes                                                           352                       --
      Stock option tender offer                                                     1,774                       --
      Changes in current assets and liabilities                                       262                    4,988
                                                                               -----------              -----------
        Net cash provided by operating activities                                   7,658                    9,273
                                                                               -----------              -----------

Cash flows from investing activities:
  Cash (paid) received in acquisitions                                            (69,795)                     182
  Additions to property and equipment                                              (1,540)                    (838)
  Payments of non-recurring acquisition costs                                          --                     (460)
  Deposits                                                                             --                    1,727
                                                                               -----------              -----------
        Net cash provided by (used in) investing activities                       (71,335)                     611
                                                                               -----------              -----------

Cash flows from financing activities:
  Proceeds from (payments of) short-time debt, net                                     --                   (1,103)
  Proceeds from issuance of long-term debt                                         74,200                       --
  Payments of long-term debt                                                          (55)                    (843)
  Debt issuance cost                                                               (1,800)                      --
  Payments of dividends at pooled companies                                            --                   (1,320)
  Advances from (payments to) U.S. Office Products                                   (474)                  (7,145)
  Reduction of capital contribution of U.S. Office Products                        (4,284)                      --
                                                                               -----------              -----------
        Net cash provided by (used in) financing activities                        67,587                  (10,411)
                                                                               -----------              -----------

Net increase (decrease) in cash and cash equivalents                                3,910                     (527)
Cash and cash equivalents at beginning of period                                    1,976                    1,106
                                                                               -----------              -----------
Cash and cash equivalents at end of period                                      $   5,886                $     579
                                                                               -----------              -----------



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

      The Company was a wholly-owned subsidiary of U.S. Office Products, Inc. ("USOP") prior to the Company's spin-off from USOP on June 9, 1998. The spin-off was effected through the distribution of shares of the Company to USOP shareholders. The spin-off of Aztec as an independent publicly owned company was part of USOP's comprehensive restructuring plan.

2.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended April 25, 1998, included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the thirteen weeks from July 1, 1998 to September 30, 1998 and the twenty two weeks from April 26, 1998 to September 30, 1998 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

      For periods prior to the spin-off from USOP on June 9, 1998, the condensed consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within USOP. Upon the spin-off from USOP, divisional equity was reclassified to common stock and additional paid-in capital. In cases involving assets and liabilities not specifically identifiable to any particular business of USOP, only those assets and liabilities expected to be transferred to the Company prior to the spin-off were included in the Company's separate condensed consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of USOP which were not directly related to these businesses. Management believes these allocations were made on a reasonable basis.

3.    Change in Fiscal Year

      On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in

      April, to December 31. The condensed consolidated financial statements are presented for the thirteen weeks from July 1, 1998 to September 30, 1998, the thirteen weeks from July 27, 1997 to October 25, 1997, the twenty two weeks from April 26, 1998 to September 30, 1998 and the twenty six weeks from April 27, 1997 to October 25, 1997. Consequently, the results are not directly comparable. The Company will file a transition report on Form 10-K covering the period April 26, 1998 to December 31, 1998.

4.    Credit Facility

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


5.    Acquisitions of  Subsidiaries

      On July 27, 1998, the Company acquired all of the outstanding capital stock of PCM, Inc. ("PCM"), a Chicago based provider of network and enterprise design and implementation services. The Company paid approximately $56 million in cash, including transaction expenses. The purchase price was principally financed with borrowings from the Company's acquisition credit facility. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired of $51 million has been allocated to identifiable intangible assets and is being amortized over an estimated life of 25 years.

      The following summary, prepared on an unaudited pro forma basis, combines the statements of income as if PCM had been acquired as of the beginning of each of the pro forma periods presented. The pro forma results have been adjusted in each of the periods presented below to reflect the amortization of goodwill and interest expense on the new borrowings.


                           22 Weeks from          26 Weeks from
                         April 26, 1998 to      April 27, 1997 to
                         September 30, 1998      October 25, 1997
                         ------------------      ----------------


Total revenues                $134,562             $96,482
                              --------             -------
                              --------             -------
Net income                       3,120               3,959
                              --------             -------
                              --------             -------

Net income per share:
Basic                         $   0.13             $  0.18
                              --------             -------
                              --------             -------
Diluted                       $   0.13             $  0.18
                              --------             -------
                              --------             -------

      The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

      On September 17, 1998, the Company acquired all of the outstanding capital stock of McDowell, Tucker & Co., Inc. and Softech Communications, Inc. (collectively, "MTC") a Plano, Texas based technology resources company providing software programming and systems expertise outsourcing. The Company paid approximately $16 million in cash, less a $1.6 million hold back to secure certain obligations, plus an earnout over the next two years. The acquisition will be accounted for as a purchase.

6.    Net Income Per Share

      Weighted-average shares for the twenty two weeks from April 26, 1998 to September 30, 1998 is calculated based upon the number of U.S. Office Products common shares outstanding from April 26, 1998 to June 9, 1998 and the number of Aztec common shares outstanding from June 10, 1998 to September 30, 1998. U.S. Office products completed a tender offer on June 1, 1998, reducing the number of outstanding shares by 23%.

7.    Contingency

      The Company and USOP have entered into tolling agreements with the sellers of two businesses that USOP acquired in the fall of 1997 and that were spun off to Aztec in the Distribution. In addition, the Company has been advised of the filing of a complaint against USOP by the sellers of a third business (which has not been served). These disputes generally related to events surrounding USOP's strategic restructuring plan. USOP has indicated that it believes that, if claims are asserted against it as a result of such disputes, some or all of such claims may be subject to indemnification by the Company and the other Spin-Off Companies under the terms of the Distribution Agreement between USOP and the Spin-Off Companies that was executed in connection with USOP's strategic restructuring plan.

8.    Subsequent Events

      On October 2, 1998, the Company acquired all of the outstanding capital stock of Solutions ETC, Inc. ("Solutions"), a Woburn, Massachusetts based provider of network and enterprise design services, for $12 million in cash, less a $1.2 million hold back to secure certain obligations.
      The acquisition will be accounted for as a purchase. On November 12, 1998, the Company announced that Ahmad Shreateh, former owner and president of its recently-acquired subsidiary, Solutions, was arrested in San Francisco, California by federal authorities on charges of wire and mail fraud. The charges stem from fraudulent records presented in connection with the sale of Solutions to the Company on October 2, 1998 for $12 million subject to a $1.2 million holdback. The fraudulent records materially overstated the revenues and related items of Solutions. Based upon the Company's preliminary analysis, the Company does not expect this event to have a material impact on its financial position or on the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Aztec is a single-source provider of a broad range of information technology business solutions. Aztec specializes in enterprise design and implementation; software development and customization; voice and data design and integration; and IT support, consulting and outsourcing. By focusing on four core competencies, the Company provides complementary IT solutions making Aztec a "one-stop" IT solutions provider. Aztec's primary focus is the mid-market sector, as well as Fortune 1000 companies, in a wide range of industries including communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services and technology. The Company has 21 offices in 11 states and employs nearly 1,400 people.

Recent Developments

         On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in April, to December 31. This change is effective beginning with the Company's fiscal quarter ended June 30, 1998. The condensed consolidated financial statements are presented for the thirteen week periods ended September 30, 1998 and October 25, 1997, the twenty two week period ended September 30, 1998 and the twenty six week period ended October 25, 1997. The Management's Discussion and Analysis of Financial Condition and Results of Operations that follows compares the results for the thirteen week periods ended September 30, 1998 and October 25, 1997 and compares the twenty two week period ended September 30, 1998 with the twenty six week period ended October 25, 1997. The Company did not recast the data for the period April 27, 1997 to September 30, 1997 because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only. Consequently, to recast these periods would have been impractical and would have required significant judgmental estimates, and would not in the Company's judgement, be meaningful to investors. Therefore, the results for the thirteen weeks ended September 30, 1998 are not directly comparable to those of the thirteen weeks ended October 25, 1997 and the results for the twenty two weeks ended September 30, 1998 are not directly comparable to those of the twenty six weeks ended October 25, 1997.

         On September 17, 1998, the Company acquired all of the outstanding capital stock of McDowell, Tucker & Co., Inc. and Softech Communications, Inc. (collectively, "MTC") a Plano, Texas based technology resources company providing software programming and systems expertise outsourcing. The Company paid approximately $16 million in cash, less $1.6 million hold back to secure certain obligations, plus an earnout over the next two years. The acquisition will be accounted for as a purchase.

         On October 2, 1998, the Company acquired all of the outstanding capital stock of Solutions ETC, Inc. ("Solutions"), a Woburn, Massachusetts based provider of network and enterprise design services for $12 million in cash, less a $1.2 million hold back to secure certain obligations. The acquisition will be accounted for as a purchase. On November 12, 1998, the Company announced that Ahmad Shreateh, former owner and president of its recently-acquired subsidiary, Solutions, was arrested in San Francisco, California by federal authorities on charges of wire and mail fraud. The charges stem from fraudulent records presented in connection with the sale of Solutions to the Company on October 2, 1998 for $12 million subject to a $1.2 million holdback. The fraudulent records materially overstated the revenues and related items of Solutions. Based upon the Company's preliminary analysis, the Company does not expect this event to have a material impact on its financial position or on the results of operations.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the thirteen week periods ended September 30, 1998 and October 25, 1997, the twenty two week period ended September 30, 1998 and the twenty six week period ended October 25, 1997.


                                                   July 1, 1998 to    July 27, 1997 to      April 26, 1998 to   April 27, 1997 to
                                                  September 30, 1998   October 25, 1997    September 30, 1998   October 25, 1997
                                                  ------------------  -----------------    ------------------   ----------------

Revenues                                                 100.0%             100.0%               100.0%                100.0%
Cost of Revenues                                          75.2%              73.6%                75.3%                 76.4%
                                                       ---------         ----------            ---------             ---------
  Gross profit                                            24.8%              26.4%                24.7%                 23.6%
Selling, general and administrative expenses              16.0%              16.3%                16.2%                 15.4%
Goodwill amortization expense                              1.0%               0.1%                 0.8%                  0.0%
Strategic restructuring costs                             0.0%               0.0%                 2.5%                  0.0%
                                                       ---------         ----------            ---------             ---------
  Operating income                                         7.8%              10.0%                 5.2%                  8.2%
Other (income) expense, net                                0.6%             (0.4%)                 0.4%                (0.3%)
                                                       ---------         ----------            ---------             ---------
Income before provision for income taxes                   7.2%              10.4%                 4.8%                  8.5%
Provisions for income taxes                                3.2%               4.3%                 2.1%                  3.5%
                                                       ---------         ----------            ---------             ---------
Net income                                                 4.0%               6.1%                 2.7%                  5.0%
                                                       ---------         ----------            ---------             ---------
                                                       ---------         ----------            ---------             ---------


Thirteen Week Period Ended September 30, 1998 compared to Thirteen Week Period ended October 25, 1997

         Consolidated revenues increased 112%, from $36.9 million in the thirteen week period ended October 25, 1997 to $78.1 million for the thirteen week period ended September 30, 1998. This increase was due primarily to revenues of companies acquired during September and October 1997, revenues from PCM acquired on July 27, 1998, and to a lesser extent from increased sales in existing companies.

         Gross profit increased 99.7%, from $9.7 million, or 26.4% of revenues, for the thirteen week period ended October 25, 1997 to $19.4 million, or 24.8% of revenues, for the thirteen week period ended September 30, 1998. This decrease in gross profit as a percentage of revenues was due to a higher concentration of product sales in the systems and network design and implementation services sector during the current period.

         Selling, general and administrative (SG&A) expenses increased 108.0%, from $6.0 million, or 16.3% of revenues, for the thirteen week period ended October 25, 1997 to $12.5 million, or 16.0% of revenues, for the thirteen week period ended September 30, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to revenues increasing at a faster rate than expenses in existing companies and companies acquired during September and October 1997 and PCM acquired in July 1998 having lower SG&A expenses as a percentage of revenues.

         Other (income) expense, net decreased $632,000, from other income of $144,000 in the thirteen weeks ended October 25, 1997 to other expense of $488,000 in the thirteen week period ended September 30, 1998 primarily due to increases in long-term debt as a result of the acquisition of PCM and MTC in the current period.

         Provision for income taxes increased from $1.6 million in the thirteen week period ended October 25, 1997 to $2.5 million in the thirteen week period ended September 30, 1998, reflecting effective tax rates of 41.7% and 45.0% respectively. The higher effective tax rate for the thirteen week period ended September 30, 1998 is the result of an increase in non-deductible goodwill amortization.

Twenty Two Week Period Ended September 30, 1998 compared to Twenty Six Week Period Ended October 25, 1997

         Consolidated revenues increased 61.8% from $79.6 million in the twenty six week period ended October 25, 1997 to $128.8 million in the twenty two week period ended September 30, 1998. This increase was due primarily to revenues of companies acquired during September and October 1997, revenues of PCM acquired on July 27, 1998 and to a lesser extent from increased sales in existing companies.

         Gross profit increased 69.3% from $18.8 million, or 23.6% of revenues for the twenty six week period ended October 25, 1997 to $31.8 million or 24.7% of revenues for the twenty two week period ended September 30, 1998. This increase in gross profit as a percentage of revenues was due to a higher concentration of business in the voice and data design and integration sectors of the business, which has a higher inherent gross margin.

         SG&A expenses increased 69.3% from $12.3 million or 15.4% of revenues for the twenty six week period ended October 25, 1997 to $20.8 million or 16.2% of revenues for the twenty two week period ended September 30, 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to increased corporate overhead due to the spin-off from U.S. Office Products including the costs of being an independent publicly traded company.

         Strategic restructuring costs of $3.2 million represent costs incurred related to the Company's spin-off from USOP ($1.4 million) and compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998 ($1.8 million).

         Other (income) expense, net decreased $732,000 from other income of $206,000 in the twenty six week period ended October 25, 1997 to other expense of $526,000 in the twenty two week period ended September 30, 1998 primarily due to increases in long-term debt as a result of the acquisition of PCM and MTC in the current period.

         Provision for income taxes was $2.8 million in the twenty six week period ended October 25, 1997 and $2.8 million in the twenty two week period ended September 30, 1998, reflecting effective tax rates of 41.7% and 44.9% respectively. The higher effective tax rate for the twenty two week period ended September 30, 1998 is the result of an increase in non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, Aztec had cash of $5.9 million and working capital of $37.7 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at September 30, 1998 was approximately $181.0 million.

         During the twenty two week period ended September 30, 1998, net cash provided by operating activities was $7.7 million. Net cash used in investing activities was $71.3 million, which consisted of the acquisitions of PCM and MTC of $69.8 million and additions of property, plant, and equipment of $1.5 million. Net cash provided by financing activities was $67.6 million, including $73.9 million of long-term debt from the credit facility, a $4.3 million reduction in the capital contributed by U.S. Office Products as a result of the spin-off, and $474,000 paid to U.S. Office Products as part of U.S. Office Products' centralized cash management process, prior to the spin-off of Aztec Technology Partners, Inc. from U.S. Office Products.

         During the twenty six week period ended October 25, 1997, net cash provided by operating activities was $9.3 million. Net cash provided by investing activities was $611,000, which consisted primarily of $838,000 of additions to property and equipment and $460,000 of payments of non-recurring acquisition costs, which was offset by $182,000 of cash received in acquisitions and by $1.7 million in deposits held by acquired companies. Net cash used in financing activities of $10.4 million resulted from the $7.1 million paid to U.S. Office Products as part of U.S. Office Products' centralized cash management process, $1.3 million of payments of dividends by pooled companies and payment of short-term debt of $1.1 million.

         As of September 30, 1998, Aztec did not have any material commitments for capital expenditures.

         The Distribution Agreement with U.S. Office Products called for the allocation to Aztec of $5.0 million of U.S. Office Products debt resulting in a contribution to capital of $11.0 million at June 9, 1998, which has been reflected in the financial statements as an increase in stockholders' equity.

         During the thirteen week period ended September 30, 1998, the Company borrowed $73.9 million against its $140 million credit and acquisition facility. Of this amount, $68.9 million was borrowed to complete the acquisition of PCM and MTC, and $5 million was borrowed to meet short-term working capital needs.

YEAR 2000 READINESS DISCLOSURE STATEMENTS

         Historically, many computer programs have been written using two digits rather than four to define the applicable year. This could lead, in many cases, to a computer recognizing a date ending in "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

         The Company is currently in the process of assessing its exposure to the Year 2000 problem and has established a detailed response to that exposure. Generally, the Company has Year 2000 exposure in three areas: 1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage the Company's business, 2) Non-IT Related Systems--equipment with "embedded chips" used by the company, including telephone and building security systems and 3) Third Parties--computer systems used by third parties, in particular customers and suppliers of the Company.

IT Related Systems

         The Company has initiated a Year 2000 readiness plan of its financial and management computerized operating systems. This plan includes assessment, solution evaluation, implementation, results monitoring and contingency planning. Assessment includes determining if the current systems are Year 2000 compliant and whether they meet the Company's business needs. The solution evaluation phase involves the review of the remediation alternatives including modification, upgrading or replacement of certain IT systems. The result of this phase is the determination of the remediation effort involved. Implementation of the solution includes extensive testing and verification. The results of the remediation efforts must be monitored once the implementation phase is complete. Contingency planning begins once a solution is determined and continues until completion of the entire remediation effort. To date, the Company has completed the assessment phase for all IT Systems used by the business, solution evaluation is complete for most IT Systems used by the business and the implementation phase has begun. The Company utilizes primarily packaged software and has determined that most systems will be upgraded and some will be replaced in order to meet Year 2000 requirements. The Company anticipates that critical systems will be Year 2000 compliant during 1999.

Non-IT Related Systems

         The Company has begun an assessment of its exposure to Year 2000 problems related to Non-IT systems. Major Non-IT systems utilized by the company include telephone and building security systems as well as other equipment with "embedded chips". If the company determines that any Non-IT related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of Year 2000 remediation and determine a Year 2000 plan including solution evaluation, implementation, results monitoring and contingency planning. Assurances regarding Year 2000 compliance for Non-IT related system vendors are being handled in the same way as other third parties (refer to Third Parties section). The Company expects to complete its assessment of Year 2000 compliance for Non-IT related systems in the first half of 1999 and will then determine the Year 2000 plan.

Third Parties

         The Company is seeking assurances from its suppliers and customers that their systems and products are Year 2000 compliant. The determination of compliance will include assessments by the Company of their exposure to Year 2000 Issues, anticipated risks, their responses to those risks and their contingency plans. To date, the Company is not aware of any Year 2000 problems at any of its customers or suppliers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these suppliers and customers will be Year 2000 ready. The inability of those parties to become Year 2000 compliant on a timely basis could materially impact the Company. The Company has not developed contingency plans in the event of a Year 2000 failure caused by a supplier, customer or third party, although, should the Company learn of any issues, it will do so.

Cost of Remediation

         The Company estimates that the total cost of remediation for all three categories of year 2000 problems will be $1,600,000, of which, to date, approximately $675,000 has been incurred. The majority of these costs represent implementation of new systems and thus, have been capitalized as of September 30, 1998. The source of funds for the Company's Year 2000 plan is from operating cash flows. No other IT projects have been deferred by the Company due to Year 2000 efforts.

Risks

         Although the Company, based on its analysis to date, does not believe that it will incur any material costs or experience material disruptions in its business, there can be no assurances that the Company and/or its third parties, customers or suppliers will successfully become Year 2000 compliant on a timely basis and thus will not experience serious unanticipated negative consequences and/or material costs. Undetected errors or defects in the technology used for its systems, which include hardware and software, and/or defects in the systems of the Company's third parties, could cause these consequences. The most reasonably likely worst case scenario would include 1) hardware failure, and/or 2) software failure resulting in an inability to receive orders from customers or shipments from suppliers or to bill customers and pay suppliers and/or 3) failure of infrastructure services provided by third parties (such as phone systems and building security systems).

Contingency Plans

         The Company is in the process of developing a contingency plan in the event of a Year 2000 failure which will depend on results of evaluation and testing of remediation. The Company expects to complete a plan by the third quarter of 1999, although such plan will evolve as the Company obtains more information. The company expects its contingency plans to include, among other things, manual and programmatic solutions to correct issues not imbedded in third party hardware and software.

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

Absence of History as a Stand-Alone Company

         Aztec is the product of the consolidation of thirteen regional IT solutions companies. Prior to June 9, 1998, Aztec had not operated as an independent entity. The operations of Aztec as a stand-alone, consolidated entity may place significant demands on Aztec's management, operational, and technical resources. Prior to the spin-off from U.S. Office Products ("Distribution") , certain administrative functions relating to Aztec's business (including some legal and accounting services) were handled by U.S. Office Products. Aztec's future performance will depend on its ability to function as a stand-alone entity, to finance and manage expanding operations, and to adapt its information systems to changes in its business. Aztec's expenses are higher than when it was a part of U.S. Office Products.

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

Attraction and Retention of Employees

         Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. At September 30, 1998 approximately 68% of Aztec's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. Aztec has historically experienced turnover rates which it believes are consistent with industry norms. It is possible that the spin-off of Aztec from U.S. Office Products could cause more employees to leave Aztec. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

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

         On November 12, 1998, the Company announced that Ahmad Shreateh, former owner and president of Solutions, had been apprehended in San Francisco by Federal authorities on charges of wire and mail fraud, stemming from fraudulent records presented in connection with the sale of Solutions to Aztec.

Risks Related to Acquisition Financing, Additional Dilution

         Aztec currently intends to finance its future acquisitions by using shares of Aztec Common

Stock, cash, borrowed funds, or a combination thereof. If Aztec Common Stock does not maintain a sufficient market value, if the price of Aztec Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Aztec Common Stock as part of the consideration for the sale of their businesses, Aztec may be required to use more of its cash resources or more borrowed funds in order to initiate and maintain its acquisition program. If Aztec does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. Prior to the Distribution, Aztec was not responsible for obtaining external sources of funding. On July 27, 1998, Aztec entered into a $140 million Credit Facility with BankBoston, N.A. up to $15 million of which may be used for working capital and other general corporate purposes and up to $125 million may be used to fund permitted acquisitions. The Credit Facility will mature five years from the closing date; is secured by all assets of Aztec; and is subject to terms and conditions customary for facilities of this kind, including certain financial covenants. The obligations of Aztec under the Credit Facility are guaranteed by all of Aztec's subsidiaries, which subsidiaries have secured such guarantees by all of their assets. Interest rate options are available to Aztec depending on the satisfaction of certain specified financial ratios.

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

Reliance on Key Personnel

         Aztec's operations depend on the continued efforts of James E. Claypoole, its Chairman and Chief Executive Officer, Ira Cohen, its Chief Operating Officer, Douglas R. Johnson, its Executive Vice President and Chief Financial Officer, its operating company presidents, and the senior management of certain of its operating companies. Furthermore, Aztec's operations will likely depend on the senior management of certain of the companies that it may acquire in the future. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, its business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel. Aztec has entered into an employment agreement with its Chairman and Chief Executive Officer and intends to enter into employment agreements with its Executive Vice President and Chief Financial Officer, and its Chief Operating Officer. Such agreements will be generally terminable without cause on 30 days' notice by either Aztec or the employee.

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

         On the Distribution Date, Jonathan J. Ledecky, Chairman of the U.S. Office Products Board of Directors , received options 1,660,500 for shares of the Company's common stock and shares of each of the other Spin-Off Companies exercisable for 7.5% of the common stock of each of the other Spin-Off Companies. As a result, Mr. Ledecky has interests in the Distributions that differ in certain respects from, and may conflict with, the interests of other stockholders of U.S. Office Products and Aztec.

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

Potential Liability for Taxes Related to the Distributions

         In connection with the Distribution and the spin-off of the other Spin-off Companies (the "Distributions"), Aztec entered into the Tax Allocation Agreement with U.S. Office Products and the other Spin-Off Companies, which provides that Aztec and the other Spin-Off Companies will jointly and severally indemnify U.S. Office Products for any losses associated with taxes related to the Distributions ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the Distributions are taxable. Aztec also entered into the Tax Indemnification Agreement with the other Spin-Off Companies under which the Spin-Off Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify U.S. Office Products under the Tax Allocation Agreement. As a consequence, Aztec will be liable for any Distribution Taxes resulting from any Adverse Tax Act by Aztec and will be liable (subject to indemnification by the other Spin-Off Companies) for any Distribution Taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the Distributions are taxable and it is determined that there has not been an Adverse Tax Act by either U.S. Office Products or any of the Spin-Off Companies, U.S. Office Products and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distributions. As a result, Aztec could become liable for a pro rata portion for Distribution Taxes with respect to not only the Distribution but any of the other Distributions.

Risks Related to Allocation for Certain Liabilities

         Under the Distribution Agreement, Aztec is liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the Employee Benefits Agreement, Tax Allocation Agreement and related agreements, (iii) the U.S. Office Products debt that has been allocated to the Company, (iv) liabilities under the securities laws relating to the Prospectus related to the Offering and portions of the Information Statement/Prospectus, as well as other securities law liabilities related to the Aztec business that arise from information supplied to U.S. Office Products (or that should have been supplied, but was not) by Aztec, (v)U.S. Office Products' liabilities for earn-outs from acquisitions in respect of Aztec and its subsidiaries, (vi) Aztec's costs and expenses related to a planned public offering that did not occur and its bank credit facility, and (vii) $1.0 million of the transaction costs (including legal, accounting, investment banking and financial advisory) and other fees incurred by U.S. Office Products in connection with its Strategic Restructuring Plan. Each of the other Spin-Off Companies is similarly obligated to U.S. Office Products. Aztec and the other Spin-Off Companies have also agreed to bear a pro rata portion of
(i) U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of U.S. Office Products) and (ii) U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distributions (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the other Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the other non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Aztec could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

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

Material Amount of Goodwill

         As of September 30, 1998, approximately $129.6 million, or 57.1% of Aztec's total assets and 122.1% of Aztec's stockholders' equity represents goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 25-40 years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock. Aztec believes that anticipated cash flows associated with intangible assets recognized in the acquisitions completed to date will continue over the period during which the associated goodwill will be amortized, and there is no persuasive evidence that any material portion will dissipate during such period.

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

         A number of provisions of Aztec's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law relating to matters of corporate governance, certain rights of directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discourage, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than Aztec's principal stockholders consider such a transaction to be in their best interest.


Intellectual Property Rights

         The success of certain of Aztec's operating companies within Aztec is dependent in part on certain methodologies these companies use in designing, installing, and integrating computer software and systems and other proprietary intellectual property rights. These operating companies rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect their proprietary rights and the proprietary rights of third parties, enter into confidentiality agreements with their key employees, and limit distribution of proprietary information. There can be no assurance that the steps taken by these operating companies in this regard will be adequate to deter misappropriation of proprietary information or that these operating companies will be able to detect unauthorized use and take appropriate steps to enforce their intellectual property rights.

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

No Dividends

         The Company has never paid any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Aztec's ability to pay dividends is restricted by its Credit Facility.

Inflation

         Aztec does not believe that inflation has had a material impact on its results of operations during the twenty two weeks ended September 30, 1998 or the twenty six weeks ended October 25, 1997.

Risk of Loss from Possible Failure to Achieve Year 2000 Compliance

         See the Company's disclosure under "YEAR 2000 READINESS DISCLOSURE STATEMENTS" above.

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                           The Company and USOP have entered into tolling
                  agreements with the sellers of two businesses that USOP acquired in the fall of 1997 and that were spun off to Aztec in the Distribution. In the case of the claims subject to the tolling agreements, the former sellers claim that USOP failed to disclose certain material facts during USOP's acquisition of the two businesses. The former sellers also claim that they were given assurances that they would be compensated for damages suffered by them as the result of the drop in the value of the USOP stock that they had received. The claims asserted by the former sellers that are subject to the tolling agreements amount to approximately $11.5 million. USOP has indicated that it believes that, if claims are asserted against it as a result of such disputes, some or all of such claims may be subject to indemnification by the Company and the other Spin-Off Companies under the terms of the Distribution Agreement between USOP and the Spin-Off Companies that was executed in connection with USOP's strategic restructuring plan.

                           On November 12, 1998, the Company announced that
                  Ahmad Shreateh, a former owner and president of its recently-acquired subsidiary, Solutions, was arrested in San Francisco, California by federal authorities on charges of wire and mail fraud. The charges stem from fraudulent records presented in connection with the sale of Solutions to the Company on October 2, 1998 for $12 million subject to a $1.2 million holdback. The fraudulent records materially overstated the revenues and related items of Solutions. Based upon the Company's preliminary analysis, the Company does not expect this event to have a material impact on its financial position or on the results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The annual meeting of stockholders of the Company was
                  held on September 25, 1998. The stockholders of the Company elected one member of the Board of Directors, ratified the adoption of the 1998 Employee Stock Purchase Plan, and ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for 1998. In addition to Jonathan J. Ledecky, the term of office as a director for Clifford
                  Mitman, Jr., Benjamin Tandowski, James E. Claypoole and Lawrence M. Howell, continued after the annual meeting.


                                                                     NUMBER OF SHARES OF COMMON STOCK
                                                         -------------------------------------------------------
                                                         FOR           AGAINST          ABSTAINED       WITHHELD
                                                         ---           -------          ---------       --------

                  Election of Jonathan J. Ledecky
                  as Director of the Company            17,409,073                                       963,335

                  Ratification of 1998 Employee
                  Stock Purchase Plan                   17,976,107      350,057           46,244

                  Selection of
                  PricewaterhouseCoopers LLP            18,190,415      163,375           18,618


ITEM 5.           OTHER INFORMATION

                           Persons named in the Company's proxy for the 1999
                  Annual Meeting of Stockholders will have discretionary authority to vote on any matter proposed by a stockholder for consideration at the 1999 Annual Meeting that is not included in the Company's proxy statement relating to such meeting if the Company has not received notice of such proposal by July 7, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.                Exhibits

                           Documents listed below, except for the documents
                  identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith, and pursuant to Rule 12b-32 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 0-24417.

                  10.15 (1) Agreement and Plan of Reorganization By and Among the Registrant, PCM Merger Corporation, PCM, Inc., Avi Shaked, Babs Waldman and Benjamin Beiler, dated as of July 27, 1998.

                  10.16 (2) Revolving Credit Agreement By and Among the registrant and BankBoston, N.A., dated as of July 27, 1998.

                  10.17    Amended and Restated 1998 Employee Stock Purchase
                           Plan.

                  (1) Previously filed with the Current Report on Form 8-K filed August 12, 1998.

                  (2) Confidential materials omitted and filed separately with the Securities and Exchange Commission.


B.                Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K/A on October 13, 1998 to amend and restate Item 7 of the Current Report on Form 8-K filed August 12, 1998 so that amended and restated
                  Item 7 included audited financial statements of PCM, Inc. together with the report thereon by Blackman Kallick Bartelstein, LLP.

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