Form 10-K
period 1998-12-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-03-31
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

/X/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM APRIL 26, 1998 TO DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 0-24417

                        AZTEC TECHNOLOGY PARTNERS, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

               DELAWARE                             04-3408450
    (State or other jurisdiction of      (I.R.S. Employer Identification
            incorporation)                             No.)

                50 BRAINTREE HILL OFFICE PARK, SUITE 220
                     BRAINTREE, MASSACHUSETTS 02184
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                 (781) 849-1702
              Registrant's telephone number, including area code:

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 26, 1999 was approximately $35,319,650. As of March 26, 1999, 22,017,314 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

    THIS TRANSITION REPORT AND OUR 1998 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED OPERATING RESULT FOR THE QUARTER ENDED MARCH 31, 1999, AND THE FULL YEAR ENDED DECEMBER 31, 1999, AND OUR ANTICIPATED CASH FLOW, AND TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND OTHER FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

    ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN THE 1998 ANNUAL REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION BELOW--FOR EXAMPLE, THE COMPETITIVE ENVIRONMENT--WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

    WE UNDERTAKE NO OBLIGATIONS TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND OTHER REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." THESE ARE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT THE COMPANY.

                                     PART I

ITEM 1. BUSINESS

    Aztec Technology Partners, Inc. ("Aztec" or the "Company") was a wholly-owned subsidiary of U.S. Office Products Co. ("USOP") prior to a spin-off on June 9, 1998, which was effected through a distribution of Aztec shares to USOP stockholders (the "Distribution").

    On June 30, 1998, the Board of Directors approved a change in our fiscal year to December 31. We previously reported results on a fiscal year ending on the last Saturday in April. This Transition Report covers the 1998 interim fiscal year which began on April 26, 1998, and ended on December 31, 1998.

THE COMPANY

    Aztec is a single-source provider of a broad range of information technology ("IT") business solutions. Our clients consist of middle market and Fortune 1000 companies in a wide range of industries, such as communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services, and technology.

    We specialize in the following areas of enterprise-wide computing and communications: (1) web and network design and implementation; (2) software development and customization; (3) voice and data infrastructure, design and integration; and (4) IT consulting, support and outsourcing. We provide our services principally in the Northeast region of the United States, and, to a lesser extent, in other regions of the United States. We provide IT services and support for a variety of operating systems (NT, UNIX, Netware and OS/2) on a variety of manufacturers' hardware platforms (Sun, HP and IBM) and support our clients' hardware and software needs related to the World Wide Web (the "Web") and high-end telephony systems. The solutions we develop for our customers often include hardware, which we resell to customers on behalf of manufacturers.

MARKET AND INDUSTRY OVERVIEW

    Since the mid-1980's, dramatic changes have occurred in the delivery of IT solutions to end users. The rapid growth of Web-enabled systems and client/server technology is changing the nature of the IT industry from servicing personal computer network systems to servicing large, super-powered servers with open platforms, scalable architectures, integrated applications, and security, back-up and failsafe operability issues. As the complexities of acquiring, sharing and managing information become a business-within-a-business for mid-sized companies, the corporate approach to IT management and deployment is changing significantly.

    Businesses increasingly turn to outside organizations such as Aztec for the design, development, and implementation of their IT systems. The United States market for IT services is expected to grow from approximately $85 billion in 1998 to approximately $150 billion in 2001. Due in part to the rapid pace of technological change coupled with a scarcity of skilled IT professionals, business solutions frequently are too sophisticated and complex for a business enterprise to undertake by itself. The increased use of outside IT solutions firms is also being driven by competitive pressures requiring rapid implementation of new systems and the adverse effects of selecting inappropriate or outdated technology. Many companies have made strategic decisions to focus on their core competencies, minimize their fixed costs, reduce their workforce, and not invest in large IT staffs.

    We believe that Aztec is well positioned to capitalize on these developments by providing focused IT expertise in a cost-effective manner to existing and potential clients, and by identifying and acquiring complementary businesses in the IT services industry.

THE AZTEC SOLUTION

    We offer our clients a single source for IT business solutions and services on a national and regional basis. We seek to foster a relationship with our clients that will allow us to become our clients' "one-stop shop" for total IT business solutions. The four principal sectors of our business and the services provided within each sector are:

WEB AND NETWORK DESIGN AND IMPLEMENTATION

    Acquiring, sharing and managing information--efficiently and securely across a widely distributed organization--requires a well planned, expertly implemented computing infrastructure. Our IT consultants design, implement and support Web and network-based solutions with extensive expertise in:

    - Internet/Intranet/Extranet

    - Local Area Networking ("LAN")

    - Wide Area Networking ("WAN")

    - E-Commerce

    - Data Communications

    - Connectivity and Security

SOFTWARE DEVELOPMENT AND CUSTOMIZATION

    The emergence of new technologies drives the demand for custom software applications tailored to perform in specific business environments. Our IT consultants provide a range of applications capabilities in:

    - Knowledge Management Solutions

    - Web-based Applications

    - E-Commerce Solutions

    - Data Warehousing

    - N-tier Client Server Applications

    - Groupware

VOICE AND DATA INFRASTRUCTURE, DESIGN AND INTEGRATION

    Today's economy requires that telecommunication systems provide rapid access to an increasing number of people and a vast amount of information. We integrate voice and data technologies into enterprise-wide communications systems, providing solutions that give clients new ways to perform. This sector is divided into two areas: "Telephony" (voice and connectivity integration) and "Infrastructure".

    TELEPHONY

    Our IT consultants integrate voice technology to function in a client's current environment as well as in the global communication system. We specialize in:

    - Telecommunications Systems

    - Video and Audio Conferencing

    - Unified Messaging

    - Computer Telephony Integration ("CTI"), Integrated Voice Response ("IVR"), Voice Over Internet Protocol ("VOIP")

    INFRASTRUCTURE

    We provide our clients with a full range of infrastructure solutions, including integrating communications cabling and designing topologies, including shared media and switch-based architecture. We specialize in:

    - Data Center Design and Construction

    - Copper and Fiber Optic Cabling

    - Integrated Services Digital Networks ("ISDN")

    - Asynchronous Transfer Mode ("ATM"), Digital Subscriber Line ("DSL") and Frame Relay

IT CONSULTING, SUPPORT AND OUTSOURCING

    Our IT consultants help clients improve their operating efficiency and profitability as well as become more competitive by using leading edge technology to re-engineer their business processes. We help our clients fulfill both short- and long-term needs across all IT disciplines by providing a broad range of IT support services from on-site engagements to remote management, project management, troubleshooting, hotline technical support, and maintenance and repair. We specialize in:

    - Knowledge Management and Transfer

    - Policy Planning and Implementation

    - IT Needs Analysis and Audits

    - Enterprise Resource Planning ("ERP")

    - System Documentation

THE REORGANIZATION PROCESS

    Following the spin-off from USOP in June 1998, we have initiated a restructuring and consolidation of our component companies to strengthen our operations and better service the middle market and Fortune 1000 companies. We believe that these customers and prospective customers demand the breadth and stability of a large provider and the personal attention and responsiveness of a local partner. Accordingly, in the fourth quarter of 1998, we embarked on a restructuring of our business model by offering local account management to our clients (including sales, service and support), while coordinating service delivery from the particular subsidiary or business unit within the Company that has the relevant technical expertise for the assignment.

    The restructuring activity has initially focused on the Northeast where the Company offers the full range of our services and where the Company derives its principal revenue. In December 1998, we substantially completed the consolidation of our Northeast subsidiaries into two regional organizations-- Aztec Technology Partners of New England and Aztec Technology Partners of the Tri-State (New York, New Jersey and Connecticut), with national and regional practice areas.

    Outside of the Northeast, our remaining subsidiaries continue to operate as separate companies under the Aztec umbrella. We intend to market the services offered by these divisions and subsidiaries under the "Aztec" brand name, in an effort to increase the brand awareness throughout the country. With each of these operating units, we will be working to add technical capabilities and resources to strengthen their operations. We expect to leverage our technical capabilities developed within particular operating centers by marketing these products and solutions nationwide through our regional and local offices.

AZTEC'S REGIONAL OPERATIONS AND OPERATING COMPANIES

AZTEC TECHNOLOGY PARTNERS--NEW ENGLAND REGION

    The New England Region was established as an operating division of the Company in the fourth quarter of 1998 and was created by the integration of the sales and engineering capabilities of Bay State Computer Group, L.L.C., Mahon Communications Corporation and Solutions E.T.C., Inc., which were founded in 1984, 1979 and 1988, respectively. The combined expertise of the three companies enables Aztec to deliver the full suite of its IT solutions throughout New England. The Aztec New England Region is headquartered in Boston, Massachusetts.

AZTEC TECHNOLOGY PARTNERS--TRI-STATE REGION

    The Tri-State Region was established as an operating division of the Company in the fourth quarter of 1998 and was created by the integration of the sales, engineering and development capabilities of Digital Network Associates, L.L.C., Professional Computer Solutions Inc., Professional Network Services, Inc. and the New Jersey office of Bay State Computer Group, L.L.C., which were founded in 1986, 1985, 1989, and 1990, respectively. The combined expertise of the four companies enables Aztec to deliver the full suite of its IT solutions throughout the Tri-State region. The Aztec Tri-State Region is headquartered in New York, New York, and has offices in Hackensack, New Jersey, Edison, New Jersey, and Trumbull, Connecticut.

AZTEC INTERNATIONAL, L.L.C.

    Aztec International provides telephony design and integration services with expertise in the restoration and maintenance of telecommunications equipment, providing OEM rework, secondary telecommunications equipment sales, and repair for key systems, telephone PBX, telephones and printed circuit boards. Founded in 1983, Aztec International has facilities strategically positioned across the United States. Aztec International is headquartered in South Norwalk, Connecticut.

COMPEL, L.L.C.

    Compel provides a broad spectrum of solutions to integrate data, voice and video. With its staff of communications distribution designers, Compel offers cabling services and structured wiring systems including the installation of fiber optic networks; physical layering expertise for designing network topologies; data and network center construction services including power and electrical systems; back-up power supplies; project management; and on-site support. Founded in 1977, Compel is headquartered in Sante Fe Springs, California.

ENTRA COMPUTER CORP.

    Entra Computer provides Web and Internet solutions including designing and integrating client enterprises and providing vertical market, integrated applications. Entra's engineering staff includes a dedicated team that provides training for operating systems and applications. Founded in 1984, Entra is headquartered in Canfield, Ohio.

FORTRAN CORP.

    Fortran provides voice and data solutions and has experience in developing client-specific systems ranging from simple turnkey phone systems to complex, integrated voice and data communications systems. Fortran engineers have expertise in building ISDN, and in integrating LAN, voice and data, video conferencing, voicemail and voice processing functions. Founded in 1983, Fortran is headquartered in Newington, Virginia.

MCDOWELL TUCKER & CO., INC.

    McDowell Tucker provides staffing services with highly-trained and experienced IT professionals for both outsourced and contract positions. McDowell Tucker recruits engineering talent domestically and internationally for placement on IT staffs in U.S. companies, especially for ERP applications, client/server and Internet/intranet, and software training needs. Founded in 1989, McDowell Tucker is headquartered in Dallas, Texas.

OFFICE EQUIPMENT SERVICE, INC.

    Office Equipment Service provides individual businesses with systems integration, data communications, document management, and IT support services. Using a variety of diagnostic methods and tools ranging from user surveys to sophisticated enterprise-monitoring devices that pinpoint areas for improvement, Office Equipment Service provides IT consulting for enterprise-wide solutions. Founded in 1972, Office Equipment Service is headquartered in Memphis, Tennessee.

PCM, INC.

    PCM provides enterprise-wide services including network integration and management, LAN installation and administration, software and database development, training in network and software applications, and on-site IT support. Founded in 1985, PCM is headquartered in Chicago, Illinois.

OPERATIONS

MANAGEMENT

    To better serve our client base and increase the range of services offered to existing and prospective clients, we undertook a number of key changes in the fourth quarter of 1998. We formed an Executive Technology Committee chaired by Dr. Benjamin Tandowski, the Company's Chief Technology Officer and founder of our Web-based and client/server applications development business. We believe that the Technology Committee will be critical in ensuring a continuously evolving suite of technology deliverables. We created a Financial Systems Group which specializes in the unique needs of financial services clients with live data feed environments. Additionally, we hired a Director of Strategic Development who will implement our national expansion of certain programs, including network operating centers ("NOCs") and IT help desks. We hired an Enterprise Solutions Manager who is focused on solving client business issues from the CIO perspective and expanding the applications development and consulting business in New England.

SALES AND MARKETING

    We focus our sales and marketing efforts on middle market and Fortune 1000 companies in the U.S. where we believe the demand for outsourced IT consulting services is strong. To accommodate the needs of these clients and build long-term, synergistic relationships, we employ an "Account Management" approach which provides our clients with a single point of contact in order to reduce problems for the client and increase client satisfaction.

    To generate awareness of our solutions and expertise, we use a combination of marketing events including trade shows to maintain industry visibility, executive seminars and direct mail to educate clients on innovative solutions, and media advertising to sustain our presence among our customers. We have also developed our own Web-site (www.aztectech.com) and are building extranets to make Aztec's resources available to our sales and IT consultants throughout the organization and to provide direct access to information for our clients. We also market our services through the publication of white papers, attendance at forums to address the IT industry, and participation in beta projects which provide advance hands-on experience with new technologies.

    We have built strong relationships with many of the industry's leading technology manufacturers and we have received numerous awards for achievement and performance on many technology platforms. These vendors provide a source of leads for the Company, augment our technical sales expertise, and offer additional name recognition for marketing events and programs.

COMPETITION

    The IT solutions market is very competitive, subject to rapid change, and includes a large number of participants whose expertise covers an expansive range. We face extensive competition from providers who specialize in one or more of Aztec's solutions sets. Among those competitors are companies such as Condor Technologies, International Network Services Solutions, Whittman-Hart, Inc., Lucent Technologies Inc., Sapient Corporation, and Cambridge Technology Partners (Massachusetts), Inc., most of which have significantly greater financial, technical and marketing resources, generate substantially higher revenues than Aztec, and have greater name recognition. We believe that our ability to compete successfully against such companies depends in part on a number of factors both within and outside of our control, including our ability to hire, retain and motivate senior IT consultants, the price at which we and others offer comparable services, and the extent of Aztec's and our competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to compete successfully with its competitors in the future.

CUSTOMERS

    Our clients include middle market and Fortune 1000 companies in a wide range of industries (including communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services, and technology).

HUMAN RESOURCES

    As a service provider, we view our employees as our most valuable asset and have implemented a continuously evolving program to encourage and sustain long-term employee retention. We offer competitive compensation, stock options, an employee stock purchase program, a professional education policy, a progressive human resources program, and other competitive benefits designed to enhance long-term employee retention.

    As of December 31, 1998, the Company had a total staff of 1,363 employees, comprised of 961 technical professionals, 176 sales and marketing personnel, and 226 administrative personnel. Of our employees, 257 are represented by a labor union or subject to a collective bargaining agreement. We believe that our employee relations generally are good.

    Our success will depend in large part upon our ability to attract, retain and motivate highly-skilled employees. Qualified technical professionals are in great demand and are likely to remain a scarce resource for the foreseeable future. However, we believe that we have been successful in our efforts to attract, develop and retain the high-quality professionals needed to support present operations and future growth. Although we expect to continue to attract sufficient numbers of highly-skilled employees and to retain our senior personnel for the foreseeable future, there can be no assurance that the Company will be able to continue to do so.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

    Aztec and our operating companies rely on a combination of nondisclosure and other contractual arrangements and patent, trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties. We enter into confidentiality agreements with our key employees, and limit the distribution of proprietary information.

SPIN-OFF OF AZTEC FROM U.S. OFFICE PRODUCTS

    We became an independent, publicly-traded company upon our spin-off from USOP in June 1998 in the Distribution. Each holder of shares of USOP Common Stock of record on June 9, 1998 (the "Record Date") received one share of Aztec Common Stock for every five shares of USOP Common Stock held on the Record Date. The Aztec Common Stock was distributed on behalf of USOP by American Stock Transfer & Trust Company as the Distribution Agent. No certificates or scrip representing fractional shares of Aztec Common Stock were issued. Fractional share interests were aggregated and sold by the Distribution Agent at such time as it determined in open-market transactions effected through broker-dealers selected by it. Certificates representing shares of Aztec Common Stock were distributed on June 15, 1998.

    Aztec holds substantially all of the business and assets of, and is responsible for substantially all of the liabilities associated with the USOP Technology Solutions Division. Immediately prior to the Distribution,

USOP held all of the issued and outstanding shares of Aztec Common Stock. Approximately 21,938,000 shares of Aztec Common Stock were distributed to USOP stockholders in the Distribution.

ITEM 2.  PROPERTIES

    Aztec's corporate headquarters are located at leased office space in Braintree, Massachusetts. In addition to its headquarters, Aztec leases office and warehouse space in a number of locations across the United States. Aztec does not believe that any of these locations are material to its operations. The leases expire at various times between 1999 and 2004.

ITEM 3.  LEGAL PROCEEDINGS

    On March 3, 1999, a lawsuit was filed against the Company, along with USOP and one of our directors, by Professional Network Services, Inc. ("PNS"), an Aztec subsidiary, Philip Arturi, the President of PNS, and Bruce Torello, a PNS employee. Arturi and Torello claim a total of $2 million in damages in connection with the sale of their company to USOP in September, 1997. (PNS was one of the business units that was spun off from USOP as part of Aztec in June 1998 and was a wholly-owned subsidiary of USOP prior to the spin-off.) The plaintiffs claim that USOP failed to disclose certain material facts during USOP's acquisition of the business and that they were given assurances that they would be compensated for damages from the drop in the value of the USOP stock received in consideration for the sale of the Company. Some or all of the claims may be subject to indemnification by the Company and the other Spin-Off Companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan. It is also possible that the Company could seek indemnity from USOP for these claims.

    In connection with the acquisition of Aztec International, a lawsuit was filed in February 1999 against USOP, and James Claypoole and Jonathan Ledecky, as employees of USOP, by Jack Meehan, Fran Meehan, Christopher Meehan, Beth Meehan, Gordon Tingets, Les Asher, Michael Dickens, and William Durniak. A number of the plaintiffs are officers and directors of Aztec International. The lawsuit alleges that USOP (and Claypoole and Ledecky as its employees) failed to disclose certain material facts during USOP's acquisition of the business. The lawsuit further alleges that the plaintiffs were given assurances that they would be compensated for damages resulting from a drop in the value of the USOP stock that they received in connection with the sale. The plaintiffs claim damages of $9.5 million. Some or all of the claims may be subject to indemnification by the Company and the other Spin-off Companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan.

    On March 1, 1999, Aztec recovered $10.55 million of the $10.8 million acquisition price it had paid for Solutions E.T.C., Inc. on October 2, 1998. In November 1998, Aztec had filed a lawsuit against the former owner and president of Solutions E.T.C., seeking damages in connection with the acquisition. Aztec believes that the shareholder created a false set of books and records which materially misrepresented the finances and size of the company. In addition, the shareholder has been indicted on federal charges of mail and wire fraud and money laundering and Aztec will continue to cooperate with the U.S. Attorney's office in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is listed on the Nasdaq National Market under the trading symbol "AZTC". The shares were first listed on June 10, 1998. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock:

TRANSITION YEAR 1998:                                                                               HIGH        LOW
------------------------------------------------------------------------------------------------  ---------  ---------
June 10, 1998--June 30, 1998....................................................................  $   11.00  $    7.50
July 1, 1998--September 30, 1998................................................................  $   10.12  $    4.75
October 1, 1998--December 31, 1998..............................................................  $    7.00  $    2.37

STOCKHOLDERS

    As of March 26, 1999, there were approximately 3,710 stockholders of record.

DIVIDEND POLICY

    The Company has never paid any cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Aztec's ability to pay dividends is restricted by its credit facility with BankBoston, N.A. (the "Credit Facility").

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data for Aztec derived from its financial statements for the thirty-five week periods ended December 31, 1997 and 1998, and for the fiscal years ended March 31, 1994, 1995 and 1996, and April 26, 1997 and April 25, 1998. The historical Selected Financial Data for the thirty-five week period ended December 31, 1998, and for the fiscal years ended April 25, 1998, April 26, 1997, and March 31, 1996, have been derived from Aztec's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Transition Report. The PricewaterhouseCoopers LLP report on the financial statements is based in part on reports of other independent accountants, which appear elsewhere in this Transition Report. The historical Selected Financial Data for the fiscal year ended March 31, 1995, has been derived from Aztec's consolidated financial statements that have been audited. The historical Selected Financial Data for the thirty-five weeks ended December 31, 1997, and for the fiscal year ended March 31, 1994, have been derived from unaudited consolidated financial statements. The consolidated financial statements for the fiscal years ended March 31, 1995 and 1994, are not included in this Transition Report. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the period presented.

    The Selected Financial Data provided herein should be read in conjunction with the historical financial statements, including the notes thereto, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Transition Report.

                           SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FISCAL YEAR ENDED MARCH 31,       FISCAL YEAR ENDED
                                            -------------------------------  ------------------------
                                                                                                        THIRTY-FIVE    THIRTY-FIVE
                                                                                                        WEEKS ENDED    WEEKS ENDED
                                                                              APRIL 26,    APRIL 25,   DECEMBER 31,   DECEMBER 31,
                                              1994       1995       1996        1997         1998          1997           1998
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
Statement of Income Data:
  Revenues................................  $  58,979  $  88,999  $ 114,055   $ 136,278    $ 208,341     $ 122,186      $ 229,356
  Cost of revenues........................     43,630     65,858     84,113     102,129      158,317        91,971        174,779
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Gross profit............................     15,349     23,141     29,942      34,149       50,024        30,215         54,577
  Selling, general and administrative
    expense...............................     11,218     14,942     20,510      21,525       35,185        20,159         36,936
  Amortization of intangibles.............                                                       840           282          2,389
  Strategic restructuring costs...........                                                     1,750                        4,330
  Non-recurring acquisition costs.........                                        2,274
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Operating income........................      4,131      8,199      9,432      10,350       12,249         9,774         10,922
  Interest expense........................        297        331        420         324          807           358          2,662
  Interest income.........................        (54)      (118)      (416)       (168)        (785)         (316)          (172)
  Other income............................        (75)      (111)      (964)        (53)         (44)           (8)          (186)
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Income before provision for income
    taxes.................................      3,963      8,097     10,392      10,247       12,271         9,740          8,618
  Provision for income taxes (2)..........        232        401        750       3,524        5,797         4,169          3,946
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Net income..............................  $   3,731  $   7,696  $   9,642   $   6,723    $   6,474     $   5,571      $   4,672
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
Per share amounts:
  Basic...................................  $    0.42  $    0.84  $    0.71   $    0.37    $    0.27     $    0.25      $    0.20
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Diluted.................................  $    0.42  $    0.84  $    0.71   $    0.37    $    0.27     $    0.24      $    0.20
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
Weighted average shares outstanding:
  Basic...................................      8,852      9,112     13,509      18,005       23,911        22,637         22,839
  Diluted.................................      8,852      9,141     13,675      18,352       24,385        23,120         22,974

                                                                            MARCH
                                                               -------------------------------   APRIL 26,    APRIL 25,
                                                                 1994       1995       1996        1997         1998
                                                               ---------  ---------  ---------  -----------  -----------
  Balance Sheet Data:
  Working capital............................................  $   5,623  $  10,669  $   8,664   $  13,268    $  36,292
  Total assets...............................................     16,423     28,106     33,945      37,311      141,445
  Long-term debt, less current portion.......................        461      1,524        799         167          309
  Long-term payable to USOP..................................                                        4,786
  Stockholders' equity.......................................      6,745     11,062     10,497      11,626      105,319


                                                               DECEMBER 31,
                                                                   1998
                                                               -------------
  Balance Sheet Data:
  Working capital............................................    $  58,568
  Total assets...............................................      260,519
  Long-term debt, less current portion.......................       90,218
  Long-term payable to USOP..................................
  Stockholders' equity.......................................      107,481

------------------------

(1) The historical financial information of the five companies acquired by Aztec during the period from October 1996 through April 1997 in acquisitions accounted for under the pooling-of-interests method of accounting (the "Pooled Companies") has been combined on an historical cost basis in accordance with GAAP to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the eight companies acquired prior to December 31, 1998, in acquisitions accounted for under the purchase method of accounting (the "Purchased Companies") is included from the dates of their respective acquisitions. See Note 4 of Notes to the Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.

(2) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of acquisitions by the Company and as a result, the federal tax on their income was the responsibility of the individual stockholders. Accordingly, those specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 1999, AND THE FULL YEAR ENDED DECEMBER 31, 1999, AND OUR ANTICIPATED CASH FLOW, AND TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND OTHER FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

    ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN THE 1998 ANNUAL REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION BELOW WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

    WE UNDERTAKE NO OBLIGATIONS TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND OTHER REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." THESE ARE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT THE COMPANY.

OVERVIEW

    Aztec is a single-source provider of a broad range of information technology business solutions which derives its revenue principally from (i) fees for services rendered to customers for Web and network design and implementation, software development and customization, voice and data infrastructure, design and integration, and IT consulting, support and outsourcing, and (ii) sales of products to customers within these business sectors (including telephony systems and network and systems hardware and software).

    Aztec's consolidated financial statements give retroactive effect to the five business combinations accounted for under the pooling-of-interests method during the period from October 1996 through April 1997 (the "Pooled Companies") and include the results of eight companies acquired from September 1997 to December 31, 1998, in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. Prior to their respective dates of acquisition by USOP, the Pooled Companies reported results for years ending on March 31 or December 31. Upon acquisition by USOP, and effective for the fiscal year ended April 26, 1997, the Pooled Companies changed their year-ends from March 31 and December 31 to conform to USOP's fiscal year, which ended on the last Saturday in April. On June 30, 1998, the Company changed its fiscal year to December 31. In the following discussion, "fiscal 1996," "fiscal 1997," "fiscal 1998" and the "thirty-five weeks ended December 31, 1998," refer to the Company's fiscal years ended March 31, 1996, April 26, 1997, April 25, 1998 and the transition period from April 26, 1998, through December 31, 1998, respectively.

    The following discussion includes unaudited financial statements for the thirty-five week period ended December 31, 1997, representing the previous period most comparable to the thirty-five week period

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ended December 31, 1998. The discussion should be read in conjunction with Aztec's consolidated financial statements and related notes thereto appearing elsewhere in this Transition Report.

RECENT INFORMATION

    On March 24, 1999, based on a review of preliminary first quarter results, the Company announced that it will report lower than expected earnings for both the first quarter of 1999 and for the year ended December 31, 1999. The Company announced that the reduction in expected earnings was caused by three factors: the effect of continued competitive pressure on product margins not offset by higher service growth; a slowdown in the cabling portion of its voice and data business unit in Southern California; and higher overhead at one of its subsidiaries that increased staffing in anticipation of fulfilling service revenue which has not materialized. The Board of Directors has recently created two committees of the Board. The first, a strategic committee, to explore and evaluate financial and strategic alternatives for increasing shareholder value, including ways of repositioning the Company in higher margin business and other alternatives such as strategic alliances, recapitalizations, taking the Company private, or merger. The second, a Search Committee, to hire an outside search firm to help hire additional senior operating management to augment existing management.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for fiscal 1996, 1997 and 1998, and the thirty-five week periods ended December 31, 1997 (unaudited), and December 31, 1998.

                                                                FISCAL YEAR ENDED              THIRTY-FIVE      THIRTY-FIVE
                                                      -------------------------------------    WEEKS ENDED      WEEKS ENDED
                                                       MARCH 31,    APRIL 26,    APRIL 25,    DECEMBER 31,     DECEMBER 31,
                                                         1996         1997         1998           1997             1998
                                                      -----------  -----------  -----------  ---------------  ---------------
                                                                                               (UNAUDITED)
Statement of Income Data:
  Revenues..........................................       100.0%       100.0%       100.0%         100.0%           100.0%
  Cost of revenues..................................        73.7%        74.9         76.0           75.3             76.2
                                                           -----        -----        -----          -----            -----
    Gross profit....................................        26.3         25.1         24.0           24.7             23.8
  Selling, general and administrative expense.......        18.0         15.8         16.9           16.5             16.1
  Amortization of intangibles.......................                                   0.4             .2              1.0
  Strategic restructuring costs.....................                                   0.8                             1.9
  Non-recurring acquisition costs...................                      1.7
                                                           -----        -----        -----          -----            -----
    Operating income................................         8.3          7.6          5.9            8.0              4.8
  Interest expense, net.............................                      0.1                                          1.1
  Other income......................................        (0.8)                                                      (.1)
                                                           -----        -----        -----          -----            -----
    Income before provision for income taxes........         9.1          7.5          5.9            8.0              3.8
  Provision for income taxes........................         0.6          2.6          2.8            3.4              1.7
                                                           -----        -----        -----          -----            -----
    Net income......................................         8.5%         4.9%         3.1%           4.6%             2.1%
                                                           -----        -----        -----          -----            -----
                                                           -----        -----        -----          -----            -----

COMPARISON OF THE THIRTY-FIVE WEEK PERIODS ENDED DECEMBER 31, 1998 TO DECEMBER
  31, 1997

    REVENUES. Consolidated revenues increased 87.7% from $122.2 million for the thirty-five week period ended December 31, 1997, to $229.4 million for the thirty-five week period ended December 31, 1998. This increase was due primarily to revenue from Aztec's expanded customer base, resulting from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
revenues of companies acquired during September and October 1997 and during the second-half of calendar 1998. In addition, increased revenue from existing companies, primarily in the Web and network integration sector and the software development and customization sector, contributed to the Company's revenue growth.

    GROSS PROFIT. Gross profit increased 80.6% from $30.2 million, or 24.7% of revenues, for the thirty-five week period ended December 31, 1997, to $54.6 million, or 23.8% of revenues, for the thirty-five week period ended December 31, 1998. The decrease in gross profit as a percentage of revenues was due primarily to the acquisition of companies in September and October 1997 with lower gross margins than the Company average, offset, in part, by increased percentage of revenues in the services area which have higher gross margins.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 83.2%, from $20.2 million, or 16.5% of revenues, for the thirty-five week period ended December 31, 1997, to $36.9 million, or 16.1% of revenues, for the thirty-five week period ended December 31, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to revenues increasing at a faster rate than selling, general and administrative expenses in existing companies and companies acquired during September and October 1997 and during the second-half of calendar 1998. This decrease was offset in part by increased corporate overhead costs associated with the spin-off from U.S. Office Products including the costs associated with being an independent, publicly-traded company.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $2.4 million in the thirty-five weeks ended December 31, 1998, has increased $2.1 million from $282,000 in the thirty-five weeks ended December 31, 1997, due to including a full thirty-five weeks of amortization of companies acquired in September and October 1997 and the acquisition of companies in the second half of Calendar 1998.

    STRATEGIC RESTRUCTURING COSTS. Strategic restructuring costs of $3.2 million in the thirty-five week period ended December 31, 1998, represent the Company's portion of the costs incurred related to the spin-off from U.S. Office Products, including compensation related costs associated with U.S. Office Products, buyback of certain employee options during its tender offer on June 1, 1998. In addition, the Company incurred a cost of $1.1 million related to the restructuring of its Northeast regions in the fourth quarter of 1998.

    INTEREST EXPENSE. Interest expense, net of interest income, increased $2.4 million from net interest expense of $42,000 in the thirty-five week period ended December 31, 1997, to $2.5 million in the thirty-five week period ended December 31, 1998. The increase was primarily due to the Company's financing of its acquisitions in the second half of 1998 through its Credit Facility.

    OTHER INCOME. Other income increased $178,000, from $8,000 in the thirty-five weeks ended December 31, 1997, to $186,000 in the thirty-five weeks ended December 31, 1998, primarily as a result of rental income from subleases.

    PROVISION FOR INCOME TAXES. Provision for income taxes decreased from $4.2 million for the thirty-five week period ended December 31, 1997, to $3.9 million for the thirty-five week period ended December 31, 1998, reflecting effective tax rates of 42.8% and 45.8%, respectively. The higher effective tax rate for the thirty-five week period ended December 31, 1998, is the result of the increase in non-deductible goodwill amortization related to the Company's acquisitions in September and October 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMPARISON OF FISCAL 1998 TO FISCAL 1997

    REVENUES. Consolidated revenues increased 52.9% from $136.3 million for fiscal 1997, to $208.3 million for fiscal 1998. This increase was primarily due to sales to new accounts and increased sales to existing customers in the consulting and engineering services sector, the systems and network integration sector, and the telephony integration services sector of the business resulting from the expansion of Aztec's customer base. Revenues in these sectors have a higher concentration of service related revenue. In addition, revenues of Purchased Companies acquired during fiscal 1998 contributed to the increase in revenues. The majority of the Purchased Companies' revenues are service-related.

    GROSS PROFIT. Gross profit increased 46.5% from $34.1 million, or 25.1% of revenues, for fiscal 1997 to $50.0 million, or 24.0% of revenues, for fiscal 1998. This decrease in gross profit as a percentage of revenues was due to a higher concentration of business in the systems and network design and implementation services sector, which has inherently lower gross margin percentages than the other sectors.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 63.5% from $21.5 million, or 15.8% of revenues, for fiscal 1997 to $35.2 million, or 16.9% of revenues, for fiscal 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to increases in corporate overhead at one of the operating companies of Aztec, compensation related earnouts paid at three operating companies acquired in September and October 1997, an increased level of general bad debt reserves, and increased Aztec corporate overhead due to the strategic restructuring.

    STRATEGIC RESTRUCTURING COSTS. Strategic restructuring costs represent the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

    NON-RECURRING ACQUISITION COSTS. Aztec incurred non-recurring acquisition costs of $2.3 million for fiscal 1997 in conjunction with five business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals, and various regulatory fees. Generally accepted accounting principles require Aztec to expense all acquisition costs (both those paid by Aztec and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

    INTEREST EXPENSE. Interest expense, net of interest income, decreased $134,000 from net interest expense of $156,000 in fiscal 1997, to $22,000 in fiscal 1998. The decrease was due primarily to the Company's pay down of debt due to an increase in cash flows from operations during fiscal 1998.

    PROVISION FOR INCOME TAXES. Provision for income taxes increased from $3.5 million for fiscal 1997 to $5.8 million for fiscal 1998, reflecting effective tax rates of 34.4% and 47.2%, respectively. The higher effective tax rate for fiscal 1998 is the result of goodwill amortization and certain acquisition costs not being deductible for tax purposes. The lower effective income tax rate for fiscal 1997, compared to the federal statutory rate of 35.0% plus state taxes, is the result of certain companies included in the results, which were acquired in business combinations accounted for under the pooling-of-interests method, not being subject to federal income taxes on a corporate level as they had elected subchapter S corporation treatment prior to being acquired by Aztec.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMPARISON OF FISCAL 1997 TO FISCAL 1996

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, Aztec had cash of $8.8 million and working capital of $58.6 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at December 31, 1998, was $197.9 million.

    During the thirty-five week period ended December 31, 1998, net cash provided by operating activities was $4.1 million. Net cash used in investing activities was $76.0 million, which consisted primarily of $73.4 million used for three acquisitions during the period. Net cash provided by financing activities was $78.7 million primarily related to borrowings from the Company's $140 million Credit Facility partially offset by $8.7 million paid to USOP related to the spin-off from USOP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    During fiscal 1998, net cash used in operating activities was $6.9 million. Net cash used in investing activities was $2.9 million, which consisted primarily of $2.6 million used for additions of property, plant and equipment. Net cash provided by financing activities was $10.6 million, including $15.3 million of capital contributed by USOP in anticipation of a strategic restructuring, $818,000 that was advanced by USOP as part of USOP's centralized cash management process, $1.3 million in dividends paid by one of the Pooled Companies, and the repayment of $4.2 million in short-term and long-term debt.

    During fiscal 1997, net cash provided by operating activities was $6.3 million. Net cash used in investing activities was $3.9 million, which consisted primarily of $1.8 million in payments of non-recurring acquisition costs in conjunction with the acquisitions of certain Pooled Companies and a tax deposit at one of the Pooled Companies of $1.3 million. Net cash used in financing activities of $6.8 million resulted from the repayment of $5.5 million in short-term debt and $4.3 million in dividends paid by certain of the Pooled Companies. These cash outflows were partially offset by $3.6 million in advances from USOP.

    Aztec's anticipated capital expenditures budget for the next twelve months is approximately $4.0 million. The largest items include approximately $1.5 million for Year 2000 compliance, and other amounts for infrastructure improvements including computer equipment and service vehicles.

    The Distribution Agreement with USOP called for the allocation to Aztec of $5.0 million of debt by USOP resulting in a contribution to capital of $12.8 million through December 31, 1998, which has been reflected in the consolidated financial statements as an increase in stockholders' equity. On July 27, 1998, Aztec entered into the Credit Facility in the aggregate amount of $140 million, up to $15 million of which may be used for working capital and other general corporate purposes, and up to $125 million may be used to fund permitted acquisitions. The Credit Facility has a maturity date of July 27, 2003; is secured by all material assets of Aztec; and is subject to terms and conditions customary for facilities of this kind, including certain financial covenants. Interest rate options are available to Aztec depending on the satisfaction of certain specified financial ratios.

    The Company anticipates that its working capital line of credit and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its existing operations through the end of calendar 1999. Since the spin-off, the Company has acquired entities as part of its growth strategy. However, the Company does not believe that new acquisitions will constitue a part of its growth strategy in the near future.

    Aztec does not believe that inflation has had a material impact on its results of operations during the thirty-five weeks ended December 31, 1998, and the fiscal years 1996, 1997 or 1998.

YEAR 2000 READINESS DISCLOSURE STATEMENTS

    Historically, many computer programs have been written using two digits rather than four to define the applicable year. This could lead, in many cases, to a computer recognizing a date ending in "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem.

    The Company is currently in the process of completing its assessment of its exposure to the Year 2000 problem and has established a detailed response to that exposure. Generally, the Company has Year 2000 exposure in three areas: (1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage the Company's business; (2) Non-IT Related Systems-- equipment with "embedded chips" used by the Company, including telephone and building security systems; and (3) Third Parties--computer systems used by third parties, in particular customers and suppliers of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IT RELATED SYSTEMS

    The Company has initiated a Year 2000 readiness plan for its financial and management computerized operating systems. This plan includes assessment, solution evaluation, implementation, results monitoring, and contingency planning. Assessment includes determining if the current systems are Year 2000 compliant and whether they meet the Company's business needs. The solution evaluation phase involves the review of the remediation alternatives including modification, upgrading or replacement of certain IT systems. The result of this phase is the determination of the remediation effort involved. Implementation of the solution includes extensive testing and verification. The results of the remediation efforts must be monitored once the implementation phase is complete. Contingency planning begins once a solution is determined and continues until completion of the entire remediation effort. To date, the Company has completed the assessment phase for all IT Systems used by the business, solution evaluation is complete for most IT Systems used by the business, and the implementation phase has begun. The Company utilizes primarily packaged software and has determined that certain systems will be upgraded and others will be replaced in order to meet Year 2000 requirements. The Company anticipates that critical systems will be Year 2000 compliant during 1999.

NON-IT RELATED SYSTEMS

    The Company is currently in the process of assessing its exposure to Year 2000 problems related to Non-IT systems. Major Non-IT systems utilized by the Company include telephone and building security systems as well as other equipment with "embedded chips". If the Company determines that any Non-IT related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of Year 2000 remediation and determine a Year 2000 plan including solution evaluation, implementation, results monitoring, and contingency planning. Assurances regarding Year 2000 compliance for Non-IT related system vendors are being handled in the same manner as other third parties (see discussion below). The Company expects to complete its assessment of Year 2000 compliance for Non-IT related systems in the first half of 1999 and will then determine the Year 2000 plan.

THIRD PARTIES

    The Company is seeking assurances from its suppliers and customers that their systems and products are Year 2000 compliant. The determination of compliance will include assessments by the Company of their exposure to Year 2000 Issues, anticipated risks, their responses to those risks, and their contingency plans. To date, the Company is not aware of any Year 2000 problems at any of its customers or suppliers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these suppliers and customers will be Year 2000 ready, and the Company believes that customers and prospective customers may defer non-critical IT projects in order to devote necessary resources to fixing their own Year 2000 problems. The inability of those parties to become Year 2000 compliant on a timely basis could materially impact the Company. The Company has not developed contingency plans in the event of a Year 2000 failure caused by a supplier, customer or third party, although, should the Company learn of any issues, it will do so.

COST OF REMEDIATION

    The Company estimates that the total cost of remediation for all three categories of year 2000 problems will be approximately $2.2 million, of which, to date, approximately $695,000 has been incurred. The majority of these costs represent implementation of new systems and thus, have been capitalized as of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
December 31, 1998. The source of funds for the Company's Year 2000 plan is from operating cash flows. No other IT projects have been deferred by the Company due to Year 2000 efforts.

RISKS

    Although the Company, based on its analysis to date, does not believe that it will incur any material costs or experience material disruptions in its business, related to the Year 2000 problem, there can be no assurances that the Company or its third parties, customers or suppliers will successfully become Year 2000 compliant on a timely basis and thus will not experience serious unanticipated negative consequences or material costs. Undetected errors or defects in the technology used for the Company's systems, which include hardware and software, and defects in the systems of the Company's third parties, could cause these consequences. The most likely worst case scenario would include 1) hardware failure, 2) software failure resulting in an inability to receive orders from customers or shipments from suppliers or to bill customers and pay suppliers, and 3) failure of infrastructure services provided by third parties (such as phone systems and building security systems).

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS MADE IN THIS TRANSITION REPORT AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. THE FOLLOWING FACTORS CONTAIN SOME FORWARD LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 1999, AND THE FULL YEAR ENDED DECEMBER 31, 1999, AND OUR ANTICIPATED CASH FLOW AND TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND OTHER FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

    ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN THE 1998 ANNUAL REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION BELOW WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

    WE UNDERTAKE NO OBLIGATIONS TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND OTHER REPORTS TO THE SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LISTING OF COMMON STOCK ON THE NASDAQ NATIONAL MARKET

    The Company's shares of Common Stock have been listed and have traded on the Nasdaq National Market since June 1998. On January 13, 1999, the Company received a notice from Nasdaq advising the Company of its failure to satisfy the Nasdaq National Market continued listing standards.

    Nasdaq requires that as a condition of continued listing, companies must satisfy at least one of the two maintenance standards relating to a company's financial condition, results of operations and trading market for its listed securities. Since the Company carries substantial goodwill on its books related to companies acquired in business combinations accounted for under the purchase method, and has acquired a number of subsidiaries through the issuance of debt rather than securities, the Company's net tangible assets are substantially below the threshold requirements under one of the maintenance standards. The alternative standard requires, among other items, that the minimum bid price for the listed securities be at least $5.00 per share. At the time of the receipt of the notice from Nasdaq, the Company's Common Stock had been trading, over the prior 30 calendar days, from a high closing price of $4.06 per share to a low closing price of $3.50 per share. The closing price of the Company's Common Stock on March 26, 1999, was $2.00 per share.

    Nasdaq has agreed to exempt the Company from the $5.00 per share minimum bid price requirement until May 17, 1999. If the share price does not meet the $5.00 per share requirement by such date, the Company would then apply before a Nasdaq hearing panel for a further extension. If such application were to be unsuccessful the Company's shares of Common Stock would cease to be listed on the Nasdaq National Market, which could adversely affect the liquidity of the Company's Common Stock, the ability of the Company to raise capital and the ability of the Company to attract and retain employees. In such event, the Company intends to make application for listing on the Nasdaq SmallCap Market. If not approved for listing on the Nasdaq SmallCap Market, the shares of Common Stock will likely be quoted in the "pink sheets" maintained by the National Quotation Bureau, Inc. or the OTC Bulletin Board. In such an event, the spread between the bid and ask price of the shares of Common Stock is likely to be greater than at present, and stockholders may experience a greater degree of difficulty in engaging in trades of shares of Common Stock.

    In addition, low trading prices of the Company's Common Stock may have an adverse impact upon the efficient operation of the trading market in the securities. In particular, brokerage firms often charge a greater percentage commission on low-priced shares than that which would be charged on a transaction in the same dollar amount of securities with a higher per share price. A number of brokerage firms will not recommend purchases of low-priced stock to their clients or make a market in such shares, which tendencies may adversely affect the Company.

ABSENCE OF HISTORY AS A STAND-ALONE COMPANY

    Prior to June 9, 1998, Aztec had not operated as an independent entity. The operations of Aztec as a stand-alone, consolidated entity have placed, and will continue to place, significant demands on Aztec's management, operational, and technical resources. Prior to the spin-off from USOP, certain administrative functions relating to Aztec's business (including some legal and accounting services) were handled by USOP. Aztec's future performance will depend on its ability to function as a stand-alone entity, to integrate the operations of the consolidated companies, to finance and manage expanding operations, and to adapt its information systems to changes in its business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RISKS RELATED TO ACQUISITIONS

    Integration of acquisitions may involve a number of risks that could have a material adverse effect on Aztec's operating results and financial condition, including: restructuring charges associated with the acquisitions and other expenses associated with a change of control, non-recurring acquisition costs, such as accounting and legal fees, investment banking fees, amortization of acquired intangible assets, recognition of transaction-related obligations, and various other acquisition-related costs; diversion of management's attention; difficulties with retention, hiring and training of key personnel; and risks of incurring unanticipated problems or legal liabilities.

    Although Aztec conducts due diligence, hires outside independent financial and accounting consultants, and generally requires representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, or the acquired company otherwise fails to perform as anticipated, the acquisition could have a material adverse effect on the operating results and financial condition of Aztec. See "Legal Proceedings."

VARIABILITY OF QUARTERLY OPERATING RESULTS

    The Company has experienced, and may in the future continue to experience, fluctuations in its quarterly operating results. Factors that may cause the Company's quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect the Company's personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long and the Company's services are impacted by both the financial condition and management decisions of its clients and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed at the beginning of any period and the Company's general policy is to not adjust its staffing levels based upon what it views as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of the Company's engagements are, and may be in the future, terminable by its clients without penalty. A termination of a major project could require the Company to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that the Company's results of operations will not be below the expectations of investors for any given fiscal period.

ATTRACTION AND RETENTION OF EMPLOYEES

    Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. At December 31, 1998 approximately 71% of Aztec's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

RELIANCE ON KEY PERSONNEL

    Aztec's operations depend on the continued efforts of James E. Claypoole, its Chairman and Chief Executive Officer, Benjamin Tandowski, its Chief Technology Officer, Douglas R. Johnson, its Executive Vice President and Chief Financial Officer, Ira Cohen, its Chief Operating Officer, and the senior management of certain of its regional operations and operating companies. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, its business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel.

RAPID TECHNOLOGICAL CHANGE

    As with all IT solutions companies, Aztec's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. There can be no assurance that Aztec will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Aztec will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Aztec's services uncompetitive or obsolete. Aztec's failure to address these developments could have a material adverse effect on Aztec's operating results and financial condition.

POTENTIAL CONFLICTS IN THE DISTRIBUTION

    Aztec, USOP, and the other companies spun-off by USOP on June 9, 1998, (together with Aztec, the "Spin-Off Companies") entered into a distribution agreement, tax allocation agreement, and employee benefits agreement. The Spin-Off Companies also entered into a tax indemnification agreement. These agreements provide for, among other things, USOP and Aztec to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution.

    Certain indemnification obligations of Aztec and the other Spin-Off Companies to USOP are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to USOP when such a loss occurs, Aztec may be required to indemnify USOP for all or a portion of the losses that otherwise would have been allocated to such other Spin-Off Company. In addition, the agreements allocate certain liabilities, including general corporate and securities liabilities of USOP not specifically related to the specific businesses to be conducted by the Spin-Off Companies and post-Distribution USOP, among USOP and each of the Spin-Off Companies. Adverse developments involving USOP or the other Spin-Off Companies, or material disputes with USOP following the Distribution, could have a material adverse effect on Aztec.

    The terms of the agreements that govern the relationships among Aztec, USOP and the other Spin-Off Companies were established by USOP in consultation with management of Aztec and the other Spin-Off Companies prior to the Distribution and while Aztec and the other Spin-Off Companies were wholly-owned subsidiaries of USOP. The terms of these agreements, including the allocation of general corporate and securities liabilities among USOP, Aztec and the other Spin-Off Companies, may not be the same as they would be if the agreements were the result of arms'-length negotiations. Accordingly, there can be no assurance that the terms and conditions of the agreements are not more or less favorable to Aztec than those that might have been obtained from unaffiliated third parties.

    On the Distribution Date, Jonathan J. Ledecky, then-Chairman of the USOP Board of Directors, received options for 1,660,500 shares of Aztec common stock and options for shares of each of the other Spin-Off Companies exercisable for 7.5% of the common stock of each of the other Spin-Off Companies. As a result of the receipt of the options, Mr. Ledecky had interests in the Distribution that differed in certain respects from the interests of other stockholders of USOP and Aztec.

POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTION

    In connection with the Distribution, Aztec entered into a tax allocation agreement with USOP and the other Spin-Off Companies, which provides that Aztec and the other Spin-Off Companies will jointly and severally indemnify USOP for any losses associated with taxes related to the Distribution ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the spin-offs in the Distribution are taxable. Aztec also entered into a tax indemnification agreement with the other Spin-Off Companies under which the Spin-Off Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify USOP under the tax allocation agreement. As a consequence, Aztec will be liable for any distribution taxes resulting from any Adverse Tax Act by Aztec and will be liable (subject to indemnification by the other Spin-Off Companies) for any distribution taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the distributions are taxable and it is determined that there has not been an Adverse Tax Act by either USOP or any of the Spin-Off Companies, USOP and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distribution. As a result, Aztec could become liable for a pro rata portion for Distribution Taxes with respect to not only its own spin-off but to the spin-offs of the other Spin-Off Companies.

RISKS RELATED TO ALLOCATION OF CERTAIN LIABILITIES IN THE DISTRIBUTION

    Under the Distribution Agreement, Aztec is liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the employee benefits agreement, tax allocation agreement and related agreements, and (iii) certain liabilities under the securities laws related to the Distribution. Each of the other Spin-Off Companies is similarly obligated to USOP. Aztec and the other Spin-Off Companies have also agreed to bear a pro rata portion of (i) USOP liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of USOP) and (ii) USOP's general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distribution (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the other Spin-Off Companies defaults on an obligation owed to USOP, the other non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Aztec could be obligated to USOP in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

POSSIBLE LIMITATIONS ON ISSUANCES OF COMMON STOCK

    Section 355(e) of the Internal Revenue Code of 1986, as amended, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50% test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. As a result of the provisions of Section 355(e), there can be no assurance that issuances of stock by Aztec, including issuances in connection with an acquisition of another business by Aztec, will not create a tax liability for USOP.

    Aztec entered into a Tax Allocation Agreement and a Tax Indemnification Agreement pursuant to which Aztec will be liable to USOP and the other Spin-Off Companies if its actions or omissions materially contribute to a final determination that the Distribution is taxable. This limitation could adversely affect the pace of Aztec's acquisitions and its ability to issue Aztec Common Stock for other purposes, including equity offerings.

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

    As of December 31, 1998, approximately $129.8 million, or 50.0% of Aztec's total assets, and 120.8% of Aztec's stockholders' equity constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

INABILITY TO USE POOLING-OF-INTERESTS ACCOUNTING

    Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations accounted for under the pooling-of-interests method. As a result of Aztec being a wholly-owned subsidiary of USOP prior to the Distribution, Aztec is precluded from completing business combinations accounted for under the pooling-of-interests method for a period of two years following the Distribution and any business combinations completed by Aztec during such period will be accounted for under the purchase method resulting in the recording of goodwill. The amortization of the goodwill will reduce income reported by Aztec below that which would have been reported if the pooling-of-interests method had been used by Aztec, and may adversely affect Aztec's ability to successfully compete for acquisition targets.

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

    A number of provisions of Aztec's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law relating to matters of corporate governance, certain rights of directors, and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discourage a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than Aztec's management or principal stockholders consider such a transaction to be in their best interest.

INTELLECTUAL PROPERTY RIGHTS

    The success of certain of Aztec's operating companies is dependent in part on certain methodologies these companies use in designing, installing and integrating computer software and systems and other proprietary intellectual property rights. These operating companies rely on a combination of nondisclosure and other contractual arrangements and patent, trade secret, copyright, and trademark laws to protect their proprietary rights and the proprietary rights of third parties, enter into confidentiality agreements with their key employees, and limit distribution of proprietary information. There can be no assurance that the steps taken by these operating companies in this regard will be adequate to deter misappropriation of proprietary information or that these operating companies will be able to detect unauthorized use and take appropriate steps to enforce their intellectual property rights.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to interest rate change market risk principally with respect to its Credit Facility which is priced based on certain interest rate alternatives. At December 31, 1998, approximately $89.9 million was outstanding under the Credit Facility. Changes in the prime interest rate during calendar year 1999 could have a positive or negative effect on the Company's interest expense. The Company does not engage in financial transactions for trading or speculative purposes.

    The Company does not believe that it faces primary market risk exposure that is material to its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index to the Company's Consolidated Financial Statements and Financial Statement Schedule and the accompanying consolidated financial statements, notes and schedules which are filed as part of this Transition Report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Anything herein to the contrary notwithstanding, in no event are the sections entitled "Comparative Stock Performance" and "Report of the Compensation Committee on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "1999 Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item appears in the sections captioned "Nominees for Terms Expiring in 1999 (Class II Directors)," "Directors Whose Term Expires in 2000 (Class III Directors)," "Director Whose Term Expires in 2001 (Class I Director)," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item appears in the sections captioned "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Contracts," "Stock Option Grants,"and "Option Exchange"in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item appears in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item appears in the sections captioned "Director Compensation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Transition Report

        1. Consolidated Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Transition Report.

        2. Financial Statement Schedule. The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Transition Report.

        3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Transition Report.

    (b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K/A on October 13, 1998, to amend and restate Item 7 of the Current Report on Form 8-K filed August 12, 1998, so that amended and restated Item 7 included audited financial statements of PCM, Inc. together with the report thereon by Blackman Kallick Bertelstein, LLP.

    (c) Exhibits

EXHIBIT                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
 3.1**       Amended and Restated Certificate of Incorporation

 3.2****     Amended and Restated By-laws

 4.1*        Form of certificate representing shares of Common Stock

10.1**       Agreement and Plan of Distribution dated June 9, 1998, among U.S. Office Products, Workflow
             Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School
             Specialty, Inc.

10.2**       Tax Allocation Agreement dated June 9, 1998, among U.S. Office Products, Workflow Management, Inc.,
             Aztec Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

10.4*+       Ledecky Services Agreement, as amended

10.6**       Tax Indemnification Agreement dated June 9, 1998, among U.S. Office Products, Workflow Management,
             Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

10.7**+      Employee Benefits Services and Liabilities Agreement dated June 9, 1998 among U.S. Office Products,
             Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc., and School
             Specialty, Inc.

10.8**+      1998 Stock Incentive Plan

10.9*+       Form of Employment Agreement between Aztec and Jonathan Ledecky

EXHIBIT                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
10.10**+     Employment Agreement between Aztec and James Claypoole

10.11*+      Form of Employment Agreement between Aztec and Douglas Johnson

10.12*+      Form of Employment Agreement between Aztec and Ira Cohen

10.13**+     1998 Non-Employee Director Stock Option Plan.

10.14***     Agreement and Plan of Reorganization By and Among the Registrant, PCM Merger Corporation, PCM, Inc.,
             Avi Shaked, Babs Waldman and Benjamin Beiler, dated as of July 27, 1998.

10.15***c    Revolving Credit Agreement By and Among the Registrant and BankBoston, N.A. as agent, dated as of
             July 27, 1998.

21           Subsidiaries of Registrant

23.1         Consent of PricewaterhouseCoopers LLP

23.2         Consent of Rubin, Koehmstedt and Nadler

27           Financial data schedule

------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-46533) filed on June 10, 1998.

**    Incorporated herein by reference to the Company's Form 10-K filed on July
     24, 1998.

***   Incorporated herein by reference to the Company's Form 10-Q filed on
     November 16, 1998.

**** Incorporated herein by reference to the Company's Form 10-K/A filed on October 8, 1998.

+    Denotes management contract or compensatory plan or arrangement.

c     Confidential materials were omitted and filed separately with the
     Securities and Exchange Commission.

    The exhibits listed above are not contained in the copy of the Transition Report distributed to stockholders. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Securities and Exchange Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, CA. Copies of such material can also be obtained from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

  AZTEC TECHNOLOGY PARTNERS, INC.

  By:  /s/ JAMES E. CLAYPOOLE
       ---------------------------------
       James E. Claypoole
       Chairman of the Board of Directors
       and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------


                                Chairman of the Board of
    /s/ JAMES E. CLAYPOOLE        Directors and Chief
------------------------------    Executive Officer           March 31, 1999
      James E. Claypoole          (Principal Executive
                                  Officer)

                                Executive Vice President
                                  and Chief Financial
    /s/ DOUGLAS R. JOHNSON        Officer (Principal
------------------------------    Financial Officer and       March 31, 1999
      Douglas R. Johnson          Principal Accounting
                                  Officer)

    /s/ LAWRENCE M. HOWELL
------------------------------  Director                      March 31, 1999
      Lawrence M. Howell

   /s/ JONATHAN J. LEDECKY
------------------------------  Director                      March 31, 1999
     Jonathan J. Ledecky

   /s/ CLIFFORD MITMAN, JR.
------------------------------  Director                      March 31, 1999
     Clifford Mitman, Jr.

    /s/ BENJAMIN TANDOWSKI
------------------------------  Director                      March 31, 1999
      Benjamin Tandowski

                        AZTEC TECHNOLOGY PARTNERS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of PricewaterhouseCoopers LLP, Independent Accountants..............................................  F-2

Report of Rubin, Koehmstedt and Nadler, Independent Auditors...............................................  F-3

Consolidated Balance Sheet as of December 31, 1998, April 25, 1998 and April 26, 1997......................  F-4

Consolidated Statement of Income for the thirty-five weeks from April 26, 1998 to December 31, 1998, and fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996.....................................  F-5

Consolidated Statement of Stockholders' Equity for the thirty-five weeks from April 26, 1998 to December
  31, 1998, and fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996.......................  F-6

Consolidated Statement of Cash Flows for the thirty-five weeks from April 26, 1998 to December 31, 1998, and fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996.................................  F-7

Notes to Consolidated Financial Statements.................................................................  F-9

Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts and Reserves..............................................  F-31
  All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aztec Technology Partners, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aztec Technology Partners, Inc. ("Aztec") and its subsidiaries at December 31, 1998, April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for the thirty-five weeks ended December 31, 1998 and for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Aztec's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Fortran Corp., a wholly-owned subsidiary, which statements reflect total revenues of $20,775,000 for the fiscal year ended March 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fortran Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 1999

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

RUBIN, KOEHMSTEDT AND NADLER

Springfield, Virginia

June 7, 1996, except for Note 9,
as to which the date is
October 24, 1996

                        AZTEC TECHNOLOGY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                              DECEMBER 31,  APRIL 25,   APRIL 26,
                                                                                  1998         1998       1997
                                                                              ------------  ----------  ---------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.................................................   $    8,763   $    1,976  $   1,106
  Accounts receivable, less allowance for doubtful accounts of $2,610,
    $1,626 and $351, respectively...........................................       74,138       48,924     22,342
  Inventories...............................................................       11,323        9,443      3,904
  Receivable from U.S. Office Products......................................                                1,216
  Unbilled percentage of completion revenues................................        5,922        4,557      2,871
  Other receivable..........................................................       10,550
  Prepaid expenses and other current assets.................................       10,232        6,184      1,704
                                                                              ------------  ----------  ---------
    Total current assets....................................................      120,928       71,084     33,143

Property and equipment, net.................................................        7,603        5,957      2,163
Intangibles, net............................................................      129,792       63,828
Other assets................................................................        2,196          576      2,005
                                                                              ------------  ----------  ---------
    Total assets............................................................   $  260,519   $  141,445  $  37,311
                                                                              ------------  ----------  ---------
                                                                              ------------  ----------  ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................................   $      216   $      303  $      76
  Payable to U.S. Office Products...........................................                     4,388
  Accounts payable..........................................................       43,937       16,380     11,803
  Accrued compensation......................................................        5,539        4,692      1,651
  Deferred revenue..........................................................        4,732        4,843      2,499
  Accrued subchapter S corporation distributions............................                                1,320
  Other accrued liabilities.................................................        7,936        4,186      2,526
                                                                              ------------  ----------  ---------
    Total current liabilities...............................................       62,360       34,792     19,875

Long-term debt..............................................................       90,218          309        167
Long-term payable to U.S. Office Products...................................                                4,786
Deferred income taxes.......................................................          460        1,025        857
                                                                              ------------  ----------  ---------
    Total liabilities.......................................................      153,038       36,126     25,685
                                                                              ------------  ----------  ---------

Commitments and contingencies--Note 10

Stockholders' equity:
  Common stock--$.001 par value; 150,000,000 shares authorized, 22,017,759
    issued and outstanding..................................................           22
  Additional paid-in capital................................................       93,584
  Divisional equity.........................................................                    96,116      8,897
  Retained earnings.........................................................       13,875        9,203      2,729
                                                                              ------------  ----------  ---------
    Total stockholders' equity..............................................      107,481      105,319     11,626
                                                                              ------------  ----------  ---------
    Total liabilities and stockholders' equity..............................   $  260,519   $  141,445  $  37,311
                                                                              ------------  ----------  ---------
                                                                              ------------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  35 WEEKS
                                                                 FROM APRIL
                                                                     26,           FOR THE FISCAL YEAR ENDED
                                                                   1998 TO     ----------------------------------
                                                                DECEMBER 31,   APRIL 25,   APRIL 26,   MARCH 31,
                                                                    1998          1998        1997        1996
                                                                -------------  ----------  ----------  ----------
Revenues:
  Products....................................................   $   120,949   $  116,998  $   97,253  $   78,948
  Services....................................................       108,407       91,343      39,025      35,107
                                                                -------------  ----------  ----------  ----------
    Total revenues............................................       229,356      208,341     136,278     114,055
                                                                -------------  ----------  ----------  ----------
Cost of revenues:
  Products....................................................       104,964      100,137      85,506      66,984
  Services....................................................        69,815       58,180      16,623      17,129
                                                                -------------  ----------  ----------  ----------
    Total cost of revenues....................................       174,779      158,317     102,129      84,113
                                                                -------------  ----------  ----------  ----------

    Gross profit..............................................        54,577       50,024      34,149      29,942
Selling, general and administrative expenses..................        36,936       35,185      21,525      20,510
Amortization of intangibles...................................         2,389          840
Strategic restructuring costs.................................         4,330        1,750
Non-recurring acquisition costs...............................                                  2,274
                                                                -------------  ----------  ----------  ----------
    Operating income..........................................        10,922       12,249      10,350       9,432

Other expense (income):
  Interest expense............................................         2,662          807         324         420
  Interest income.............................................          (172)        (785)       (168)       (416)
  Other.......................................................          (186)         (44)        (53)       (964)
                                                                -------------  ----------  ----------  ----------
Income before provision for income taxes......................         8,618       12,271      10,247      10,392
Provision for income taxes....................................         3,946        5,797       3,524         750
                                                                -------------  ----------  ----------  ----------
Net income....................................................   $     4,672   $    6,474  $    6,723  $    9,642
                                                                -------------  ----------  ----------  ----------
                                                                -------------  ----------  ----------  ----------

Weighted-average shares outstanding:
  Basic.......................................................        22,839       23,911      18,005      13,509
  Diluted.....................................................        22,974       24,385      18,352      13,675
Per share amounts:
  Basic.......................................................   $      0.20   $     0.27  $     0.37  $     0.71
                                                                -------------  ----------  ----------  ----------
                                                                -------------  ----------  ----------  ----------
  Diluted.....................................................   $      0.20   $     0.27  $     0.37  $     0.71
                                                                -------------  ----------  ----------  ----------
                                                                -------------  ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                              ADDITIONAL                              TOTAL
                                                                  COMMON        PAID-IN    DIVISIONAL   RETAINED   STOCKHOLDERS'
                                                                   STOCK        CAPITAL      EQUITY     EARNINGS      EQUITY
                                                               -------------  -----------  -----------  ---------  ------------
Balance at March 31, 1995....................................    $             $            $     148   $  10,914   $   11,062
  Cash dividends at pooled companies.........................                                              (7,389)      (7,389)
  Adjustments to conform the fiscal year-ends of pooled
    companies................................................                                              (2,818)      (2,818)
  Net income.................................................                                               9,642        9,642
                                                                       ---    -----------  -----------  ---------  ------------

Balance at April 30, 1996....................................                                     148      10,349       10,497
  Transactions of pooled companies:
    Undistributed earnings of subchapter S Corporations......                                   8,749      (8,749)
    Cash dividends declared and paid.........................                                              (5,594)      (5,594)
  Net income.................................................                                               6,723        6,723
                                                                       ---    -----------  -----------  ---------  ------------

Balance at April 26, 1997....................................                                   8,897       2,729       11,626
  Issuance of U.S. Office Products common stock in
    conjunction with acquisitions............................                                  71,921                   71,921
  Capital contribution by U.S. Office Products...............                                  15,298                   15,298
  Net income.................................................                                               6,474        6,474
                                                                       ---    -----------  -----------  ---------  ------------

Balance at April 25, 1998....................................                                  96,116       9,203      105,319
  Reduction of capital contribution by U.S. Office
    Products.................................................                                  (2,510)                  (2,510)
  Spin-off from U.S. Office Products.........................           22        93,584      (93,606)
  Net income.................................................                                               4,672        4,672
                                                                       ---    -----------  -----------  ---------  ------------
Balance at December 31, 1998.................................    $      22     $  93,584    $           $  13,875   $  107,481
                                                                       ---    -----------  -----------  ---------  ------------
                                                                       ---    -----------  -----------  ---------  ------------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   35 WEEKS FROM
                                                                     APRIL 26,
                                                                       1998            FOR THE FISCAL YEAR ENDED
                                                                        TO        -----------------------------------
                                                                   DECEMBER 31,   APRIL 25,   APRIL 26,    MARCH 31,
                                                                       1998         1998        1997         1996
                                                                   -------------  ---------  -----------  -----------
Cash flows from operating activities:
  Net income.....................................................    $   4,672    $   6,474   $   6,723    $   9,642
Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization expense........................        3,535        1,992         541          494
    Amortization of debt issuance costs..........................          172
    Non-recurring acqusition costs...............................                                 2,274
    Gain on sale of division at pooled company...................                                               (761)
    Deferred income taxes........................................         (803)         123         645          (66)
    Stock option tender offer....................................        1,774
    Write-off of Solutions ETC purchase..........................          320
    Changes in current assets and liabilities (net of assets
      acquired and liabilities assumed in business combinations
      accounted for under the purchase method):
    Accounts receivable..........................................      (18,815)     (10,125)     (2,376)      (5,441)
    Inventories..................................................       (1,777)         964         547          595
    Prepaid expenses and other current assets....................      (14,990)          (7)     (3,120)        (585)
    Accounts payable.............................................       26,996       (4,074)        997         (475)
    Accrued liabilities..........................................        3,030       (2,230)         20          867
                                                                   -------------  ---------  -----------  -----------
    Net cash provided by (used in) operating activities..........        4,114       (6,883)      6,251        4,270
                                                                   -------------  ---------  -----------  -----------
Cash flows from investing activities:
  Cash (paid) received in acquisitions...........................      (73,379)         182
  Additions to property and equipment............................       (2,644)      (2,599)       (949)        (552)
  Payments of non-recurring acquisition costs....................                      (460)     (1,814)
  Deposits.......................................................                                (1,312)        (421)
  Cash received in sale of division at pooled company............                                              1,275
  Other..........................................................                                   161            4
                                                                   -------------  ---------  -----------  -----------
    Net cash (used in) provided by investing activities..........      (76,023)      (2,877)     (3,914)         306
                                                                   -------------  ---------  -----------  -----------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt, net...............         (654)      (2,332)     (5,504)       3,683
  Proceeds from issuance of long-term debt.......................       89,900                      305        1,196
  Payments of long-term debt.....................................          (78)      (1,834)       (937)        (698)
  Deferred debt issuance costs...................................       (1,800)
  Payments of dividends at pooled companies......................                    (1,320)     (4,274)      (7,389)
  (Payments to) advances from U.S. Office Products...............       (4,388)         818       3,570
  (Reduction) increase of capital contribution by U.S. Office
    Products.....................................................       (4,284)      15,298
  Net change in cash due to conforming fiscal year-ends of
    certain pooled companies.....................................                                                176
                                                                   -------------  ---------  -----------  -----------
    Net cash provided by (used in) financing activities..........       78,696       10,630      (6,840)      (3,032)
                                                                   -------------  ---------  -----------  -----------
  Net increase (decrease) in cash and cash equivalents...........        6,787          870      (4,503)       1,544
  Cash and cash equivalents at beginning of period...............        1,976        1,106       5,609        4,065
                                                                   -------------  ---------  -----------  -----------
  Cash and cash equivalents at end of period.....................    $   8,763    $   1,976   $   1,106    $   5,609
                                                                   -------------  ---------  -----------  -----------
                                                                   -------------  ---------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   35 WEEKS FROM
                                                                  APRIL 26, 1998         FOR THE FISCAL YEAR ENDED
                                                                        TO         -------------------------------------
                                                                   DECEMBER 31,     APRIL 25,    APRIL 26,    MARCH 31,
                                                                       1998           1998         1997         1996
                                                                  ---------------  -----------  -----------  -----------
Supplemental disclosures of cash flow information:
  Interest paid.................................................     $   2,133      $     759    $     282    $     526
  Income taxes paid.............................................     $   5,136      $   9,305    $   2,460    $     452

    The Company utilized its Credit Facility and issued common stock in connection with certain business combinations during the thirty-five weeks ended December 31, 1998 and the fiscal year ended April 25, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                    35 WEEKS FROM      FOR THE
                                                                                   APRIL 26, 1998      FISCAL
                                                                                         TO          YEAR ENDED
                                                                                    DECEMBER 31,      APRIL 25,
                                                                                        1998            1998
                                                                                   ---------------  -------------
Accounts receivable..............................................................     $   6,399       $  16,457
Inventories......................................................................           103           6,503
Prepaid expenses and other current assets........................................           100           2,608
Property and equipment...........................................................           147           2,347
Intangibles......................................................................        68,672          64,668
Other assets.....................................................................           627             174
Short-term debt..................................................................          (654)         (2,332)
Accounts payable.................................................................          (561)         (8,651)
Accrued liabilities..............................................................        (1,454)         (7,832)
Long-term debt...................................................................                        (2,203)
                                                                                        -------     -------------
  Net assets acquired............................................................     $  73,379       $  71,739
                                                                                        -------     -------------
                                                                                        -------     -------------
The acquisitions were funded as follows:
  Long-term debt.................................................................     $  73,816
  Common stock...................................................................                     $  71,921
  Cash received..................................................................          (437)           (182)
                                                                                        -------     -------------
    Total........................................................................     $  73,379       $  71,739
                                                                                        -------     -------------
                                                                                        -------     -------------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BACKGROUND

    Aztec Technology Partners, Inc. (the "Company") is a Delaware Corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") prior to the Company's spin-off from U.S. Office Products on June 9, 1998. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Technology Solutions division to the Company. U.S. Office Products and the Company also entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise (see
Note 10). At the date of their Distribution, U.S. Office Products allocated $5,000 in debt to the Company which was paid upon the completion of the Distribution.

    The Technology Solutions division was created by U.S. Office Products in October 1996 and completed five business combinations accounted for under the pooling-of-interests method during the period from October 1996 to April 1997 (the "Pooled Companies"). As a result of these business combinations being accounted for under the pooling-of-interests method, the results of the Company prior to the completion of such business combinations represent the combined results of the Pooled Companies operating as separate autonomous entities. The Company made eight acquisitions accounted for under the purchase method during the period from September 1997 to October 1998 (the "Purchase Companies"). The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    The Company is a provider of a broad range of information technology business solutions principally to corporate customers. The Company provides this broad range of services in the Northeast region of the United States and certain of these services in other regions of the United States.

NOTE 2--BASIS OF PRESENTATION

    For periods prior to the spin-off from U.S. Office Products on June 9, 1998, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

    U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, no cash and cash equivalents and $5,000 of debt were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company. See Note 7 for further discussion of interest expense.

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

CHANGES IN FISCAL YEAR

    Prior to their respective dates of acquisition by U.S Office Products, the Pooled Companies reported results on years ending March 31 and December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997, the Pooled Companies changed their year-ends from March 31 and December 31 to conform to U.S. Office Products' fiscal year, which ended on the last Saturday in April. On June 30, 1998, after the spin-off from U.S. Office Products, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Saturday in April, to December 31.

    The following table sets forth the results for the transition period for the thirty-five weeks ended December 31, 1998 and the unaudited results for the thirty-five weeks ended December 31, 1997, the prior period comparable to the transition period.

                                                                                                    (UNAUDITED)
                                                                              35 WEEKS FROM        35 WEEKS FROM
                                                                            APRIL 26, 1998 TO    APRIL 27, 1997 TO
                                                                           DECEMBER 31, 1998(1)  DECEMBER 31, 1997
                                                                           --------------------  -----------------
Revenues:
  Products...............................................................      $    120,949          $  80,270
  Services...............................................................           108,407             41,916
                                                                                   --------            -------
      Total revenues.....................................................           229,356            122,186
                                                                                   --------            -------
Cost of revenues:
  Products...............................................................           104,964             67,952
  Services...............................................................            69,815             24,019
                                                                                   --------            -------
      Total cost of revenues.............................................           174,779             91,971
                                                                                   --------            -------
      Gross profit.......................................................      $     54,577          $  30,215
                                                                                   --------            -------
                                                                                   --------            -------
Operating income.........................................................      $     10,922          $   9,774
                                                                                   --------            -------
                                                                                   --------            -------
Net income...............................................................      $      4,672          $   5,571
                                                                                   --------            -------
                                                                                   --------            -------
Per share amounts:
  Basic..................................................................      $       0.20          $    0.25
                                                                                   --------            -------
                                                                                   --------            -------
  Diluted................................................................      $       0.20          $    0.24
                                                                                   --------            -------
                                                                                   --------            -------

------------------------

(1) Results for the thirty-five weeks from April 26, 1998 to December 31, 1998 include strategic restructuring costs of $4,330.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, the "thirty-five weeks ended December 31, 1998", "fiscal 1998", "fiscal 1997" and "fiscal 1996" refer to the Company's transition period from April 26, 1998 to December 31, 1998 and the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996, respectively.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are generally not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

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

INTANGIBLES

    Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is amortized on a straight line basis over estimated useful lives of 15-40 years and identified intangible assets are amortized on a straight line basis generally over four years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

INCOME TAXES

    As a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather was included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements for periods prior to June 9, 1998, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

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

ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 was $710, $1,666, $661 and $480, respectively. The Company also earns co-op funds from certain vendors which can be used for advertising, trade shows and telemarketing campaigns. These funds are included in the consolidated statement of income as a credit to the corresponding selling, general and

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) administrative expenses. Co-op funds for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 were $(2,011), $(1,812), $(1,453)
and $(789), respectively.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

STRATEGIC RESTRUCTURING COSTS

    For the thirty-five weeks ended December 31, 1998, strategic restructuring costs represent the costs incurred related to the Company's spin-off from U.S. Office Products, including costs incurred related to the withdrawn initial public offering, compensation related costs associated with U.S. Office Products buy backs of certain employee options during its tender offer on June 1, 1998, and the restructuring of its Northeast region.

    For fiscal 1997, strategic restructuring costs represent the Company's portion of the costs incurred by U.S. Office Products as a result of U.S. Office Products' comprehensive restructuring plan including costs incurred related to the Company's withdrawn initial public offering (see Note 1).

NON-RECURRING ACQUISITION COSTS

    For fiscal 1997, non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

NET INCOME PER SHARE

    Net income per share is calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

DISTRIBUTION RATIO

    On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Distribution. At the date of Distribution, the Company issued to U.S. Office Products shareholders one share of its common stock for every five shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and has been retroactively adjusted to give effect to the one for five distribution ratio.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

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

    Commencing on May 1, 1996, the year-ends of the Pooled Companies were changed to April 26, 1997, resulting in adjustment to retained earnings of $(2,818) during the fiscal year ended April 30, 1996. This adjustment consisted of revenues, costs and expenses and dividends of $17,294, $15,026 and $5,086, respectively, during the period of time between the Pooled Companies most-recently completed year-end and April 30, 1996.

    The following presents the separate results, in each of the periods presented, of the Company (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                                                AZTEC
                                                                              TECHNOLOGY
                                                                              PARTNERS,      POOLED
                                                                                 INC.       COMPANIES    COMBINED
                                                                             ------------  -----------  ----------
Fiscal 1997:
  Revenues.................................................................   $   57,656    $  78,622   $  136,278
  Net Income...............................................................   $    2,109    $   4,614   $    6,723
Fiscal 1996:
  Revenues.................................................................   $             $ 114,055   $  114,055
  Net Income...............................................................   $             $   9,642   $    9,642

PURCHASE METHOD

    During the thirty-five weeks ended December 31, 1998, the Company made three acquisitions accounted for under the purchase method for an aggregate purchase price of $73,379, net of cash acquired of $437, financed principally through its Credit Facility (See Note 7). The total assets related to these acquisitions were $76,048, including intangible assets of $68,672.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
    During fiscal 1998, the Company made five acquisitions accounted for under the purchase method for an aggregate purchase price of $71,739, consisting of 651,021 shares of common stock with a market value of $71,921, net of $182 of cash acquired. The total assets related to these acquisitions were $92,757, including intangible assets of $64,668.

    The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    The following presents the unaudited pro forma financial data of the Company for the thirty-five weeks ended December 31, 1998, and fiscal 1998 and 1997 and includes the Company's consolidated financial statements and the results of the Purchased Companies as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation and interest expense:

                                                                       35 WEEKS ENDED
                                                                      DECEMBER 31, 1998  FISCAL 1998  FISCAL 1997
                                                                      -----------------  -----------  -----------
                                                                         (UNAUDITED)     (UNAUDITED)  (UNAUDITED)
Revenues............................................................     $   240,125      $ 301,509    $ 259,080
Net income..........................................................           4,688         11,035        6,916
Per Share amounts:
  Basic.............................................................            0.21           0.46         0.31
  Diluted...........................................................            0.20           0.45         0.31

    The unaudited pro forma results of operation are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period presented or the results which may occur in the future.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                DECEMBER 31,  APRIL 25,  APRIL 26,
                                                                                    1998        1998       1997
                                                                                ------------  ---------  ---------
Land..........................................................................   $      143   $     143  $     143
Buildings.....................................................................          374         374        374
Furniture and fixtures........................................................        9,572       6,740      3,184
Warehouse equipment...........................................................          945         669        272
Equipment under capital leases................................................          320         774        252
Leasehold improvements........................................................          605         467        155
                                                                                ------------  ---------  ---------
                                                                                     11,959       9,167      4,380
Less: Accumulated depreciation and amortization...............................       (4,356)     (3,210)    (2,217)
                                                                                ------------  ---------  ---------
Net property and equipment....................................................   $    7,603   $   5,957  $   2,163
                                                                                ------------  ---------  ---------
                                                                                ------------  ---------  ---------

    Depreciation expense for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 was $1,146, $1,152, $541 and $494, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 6--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                       DECEMBER 31,  APRIL 25,
                                                                           1998        1998
                                                                       ------------  ---------
Goodwill.............................................................   $  131,445   $  64,668
Other intangible assets..............................................        1,576
Less: Accumulated amortization.......................................       (3,229)       (840)
                                                                       ------------  ---------
Intangibles, net.....................................................   $  129,792   $  63,828
                                                                       ------------  ---------
                                                                       ------------  ---------

Amortization expense for the thirty-five weeks ended December 31, 1998 and fiscal 1998 was $2,389 and $840, respectively. There was no amortization expense for fiscal years 1997 and 1996.

NOTE 7--CREDIT FACILITIES

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                DECEMBER 31,   APRIL 25,    APRIL 26,
                                                                                    1998         1998         1997
                                                                                ------------  -----------  -----------
Credit Facility...............................................................   $   89,900    $            $
Notes payable, secured by certain assets of the Company, interest rates
  ranging from 7.8% to 8.4%...................................................          211          180          111
Capital lease obligations.....................................................          323          432          132
                                                                                ------------       -----        -----
                                                                                     90,434          612          243
Less: Current maturities of long-term debt....................................         (216)        (303)         (76)
                                                                                ------------       -----        -----
  Total long-term debt........................................................   $   90,218    $     309    $     167
                                                                                ------------       -----        -----
                                                                                ------------       -----        -----

MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1999...............................................................  $     246
2000...............................................................        182
2001...............................................................         69
2002...............................................................         37
2003...............................................................     89,900
                                                                     ---------
      Total maturities of long-term debt...........................  $  90,434
                                                                     ---------
                                                                     ---------

    The Company entered into a $140 million credit facility with a group of five banks on July 27, 1998 (the "Credit Facility"). The agreement provides that up to $15 million of the Credit Facility may be used for working capital and other general corporate purposes and up to $125 million may be used to fund permitted acquisitions. The Credit Facility matures on July 27, 2003 and its obligations are secured by all of the Company's assets. The Credit Facility provides for interest rate options to the Company at rates which

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--CREDIT FACILITIES (CONTINUED)
approximate prime or LIBOR, and in both cases, plus an applicable margin based on certain leverage ratios. The weighted average interest rate from inception of the Credit Facility to December 31, 1998 approximated 6.96%. The Credit Facility calls for a commitment fee of 0.375%, payable quarterly, in arrears, based on the average daily unused portion. In addition, the Company incurred $1,800 of costs associated with the issuance of the Credit Facility which are being amortized over the term of the agreement and which are included in interest expense. The amount of amortization for the thirty-five weeks ended December 31, 1998, was $172. The Credit Facility is subject to the terms and conditions customary for agreements of this kind including certain financial and restrictive covenants, restrictions on the payment of dividends and the repurchase of the Company's stock, and events of default. The Company was in compliance with its financial covenants at December 31, 1998. As of December 31, 1998, the total outstanding amount under the Credit Facility was $89,900, comprised of $10,000 for working capital purposes and $79,900 for permitted acquisitions.

PAYABLE TO U.S. OFFICE PRODUCTS

    The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

Balance at April 30, 1996.........................................................  $
  Payments of long-term debt of Pooled Companies upon acquisition.................      1,710
  Payments of acquisition costs...................................................      1,362
  Allocated corporate expenses....................................................        388
  Operating costs paid by U.S. Office Products....................................      1,326
                                                                                    ---------
Balance at April 26, 1997.........................................................      4,786
  Payments of long-term debt of Purchased Companies upon acquisition..............      1,159
  Payments of acquisition costs...................................................      2,501
  Allocated corporate expenses....................................................      1,758
  Operating costs paid by U.S. Office Products....................................      2,009
  Income taxes paid by U.S. Office Products.......................................      7,473
  Capital contribution by U.S. Office Products....................................    (15,298)
                                                                                    ---------
Balance at April 25, 1998.........................................................      4,388
  USOP stock option tender offer..................................................      1,774
  Operating costs paid by U.S. Office Products....................................        662
  U.S. Office Products Cash Management............................................     (4,946)
  Reduction of capital contribution by U.S. Office Products.......................      2,510
  Payment to U.S. Office Products for allocated debt..............................     (4,388)
                                                                                    ---------
  Balance at December 31, 1998....................................................  $
                                                                                    ---------
                                                                                    ---------

    Interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--CREDIT FACILITIES (CONTINUED)
    The receivable from U.S. Office Products was generated by the Company primarily as a result of U.S. Office Products sweeping the Company's excess cash through the centralized cash management system, which involved daily advances or sweeps of cash to keep the cash balance at or near zero on a daily basis. The Company earned interest based upon the average outstanding receivable from U.S. Office Products at the weighted average interest rate of U.S. Office Products in effect during the periods.

    The Company's financial statements include allocations of net interest expense from U.S. Office Products totaling $7, $8 and $130 for the thirty-five weeks ended December 31, 1998, fiscal year 1998 and fiscal year 1997, respectively.

    The Distribution Agreement allocated $5,000 of U.S. Office Products' debt outstanding under its credit facilities to the Company and required the Company, prior to the Distribution, to obtain credit facilities, to borrow funds under such facilities and to use the proceeds of such borrowings to pay off the U.S. Office Products' debt so allocated. Prior to the Distribution, the Company entered into the Credit Facility and at the time of the Distribution borrowed $5,000 under the facility to pay off debt of U.S. Office Products.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--INCOME TAXES

    The provision for income taxes consists of:

                                                                         35              FOR THE FISCAL YEAR ENDED
                                                                     WEEKS ENDED   -------------------------------------
                                                                    DECEMBER 31,    APRIL 25,    APRIL 26,    MARCH 31,
                                                                        1998          1998         1997         1996
                                                                    -------------  -----------  -----------  -----------
Income taxes currently payable:
  Federal.........................................................    $   3,726     $   4,484    $   2,102    $     485
  State...........................................................        1,023         1,190          777          331
                                                                         ------    -----------  -----------       -----
                                                                          4,749         5,674        2,879          816
                                                                         ------    -----------  -----------       -----
Deferred income tax (benefit) expense.............................         (803)          123          645          (66)
                                                                         ------    -----------  -----------       -----
      Total provision for income taxes............................    $   3,946     $   5,797    $   3,524    $     750
                                                                         ------    -----------  -----------       -----
                                                                         ------    -----------  -----------       -----

    Deferred taxes are comprised of the following:

                                                                                     35
                                                                                 WEEKS ENDED
                                                                                DECEMBER 31,    APRIL 25,    APRIL 26,
                                                                                    1998          1998         1997
                                                                                -------------  -----------  -----------
Current deferred tax assets:
  Inventory...................................................................    $     381     $     400    $     105
  Allowance for doubtful accounts.............................................          729           650           49
  Accrued liabilities.........................................................        1,354         1,176          124
                                                                                     ------    -----------       -----
      Total current deferred tax assets.......................................        2,464         2,226          278
                                                                                     ------    -----------       -----
Long-term deferred tax liabilities:
  Intangibles.................................................................         (176)
  Other.......................................................................         (284)       (1,025)        (857)
                                                                                     ------    -----------       -----
      Total long-term deferred tax liabilities................................         (460)       (1,025)        (857)
                                                                                     ------    -----------       -----
      Net deferred tax asset (liability)......................................    $   2,004     $   1,201    $    (579)
                                                                                     ------    -----------       -----
                                                                                     ------    -----------       -----

    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                          35               FOR THE FISCAL YEAR ENDED
                                                                      WEEKS ENDED    -------------------------------------
                                                                     DECEMBER 31,     APRIL 25,    APRIL 26,    MARCH 31,
                                                                         1998           1998         1997         1996
                                                                    ---------------  -----------  -----------  -----------
U.S. federal statutory rate.......................................          34.0%          35.0%        35.0%        35.0%
State income taxes, net of federal income tax benefit.............           6.5            6.4          5.9          3.0
Subchapter S corporation income not subject to corporate level
  taxation........................................................                                     (20.8)       (30.8)
Nondeductible goodwill............................................           4.3            2.4
Nondeductible acquisition costs...................................                          2.8          7.8
Other.............................................................           1.0            0.6          6.5
                                                                             ---            ---        -----        -----
Effective income tax rate.........................................          45.8%          47.2%        34.4%         7.2%
                                                                             ---            ---        -----        -----
                                                                             ---            ---        -----        -----

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

NOTE 9--LEASE COMMITMENTS

    The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1999.....................................................................   $     203    $   3,167
2000.....................................................................         123        2,932
2001.....................................................................          40        2,124
2002.....................................................................          12        1,587
2003.....................................................................                    1,422
Thereafter...............................................................                       22
                                                                                -----   -----------
Total minimum lease payments.............................................         378    $  11,254
                                                                                        -----------
                                                                                        -----------
Less: Amounts representing interest......................................         (55)
                                                                                -----
Present value of net minimum lease payments..............................   $     323
                                                                                -----
                                                                                -----

    Rent expense for all operating leases for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 was $1,643, $999, $871 and $778, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On March 3, 1999, a lawsuit was filed against the Company, along with USOP and one of the Company's directors, by Professional Network Services, Inc. ("PNS"), a Company subsidiary, and certain employees of PNS. The claim is for $2 million in damages in connection with the sale of PNS to USOP in September 1997. The sellers claim that USOP failed to disclose certain material facts during the acquisition of PNS and that the sellers were provided assurances that they would be compensated for damages from the decrease in value of the USOP stock received upon the sale of PNS. Some or all of the claims may be subject to indemnification by the Company and the other Spin-Off companies under the terms of the Distribution agreement that was executed in connection with USOP's strategic restructuring plan. It is possible the Company could seek indemnity from USOP for these claims.

    In connection with the acquisition of Aztec International, a Company subsidiary, a lawsuit was filed in February 1999 against USOP, and two of the current directors of the Company, by certain individuals, one of whom is currently an officer of Aztec International. The lawsuit alleges that USOP, and the two directors of the Company, as former employees of USOP failed to disclose certain material facts during

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
USOP's acquisition of the business. The lawsuit further alleges that the sellers were given assurances that they would be compensated for damages resulting from a decrease in the value of USOP's stock they received in connection with the sale. The lawsuit does not specify damages. Under the terms of the Distribution agreement between the Company and USOP, the Company may be required to indemnify USOP for all or part of the damages.

    Due to the preliminary nature of this action it is not possible at this time to assess the outcome of the claims. In accordance with SFAS No. 5, "Accounting for Contingencies," no provision has been recorded in the accompanying financial statements.

POSTEMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 31, 1998, April 25, 1998 or April 26, 1997 related to these agreements, as no change of control has occurred or is probable.

DISTRIBUTION

    At the date of the distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of the Company and the other spin-off companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other spin-off companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements allocated liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the technology business, between U.S. Office Products and each spin-off company.

NOTE 11--EMPLOYEE BENEFIT PLANS

    Effective upon the Distribution, the Company implemented a 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with
Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service.

    Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For the thirty-five weeks ended December 31, 1998, and the fiscal years 1998, 1997 and 1996, the subsidiaries incurred expenses totaling $240, $429, $390 and $367, respectively, related to these plans.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company's computations of basic and diluted EPS from continuing operations for the periods presented in the consolidated statement of income (In thousands, except per share data):

                                                                              INCOME         SHARES
                                                                            (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                                                           -------------  -------------  -----------
THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998:
  Basic EPS..............................................................    $   4,672      22,838,806    $    0.20
                                                                                                              -----
                                                                                                              -----
  Effect of dilutive employee stock options..............................                      134,802
                                                                                ------    -------------
  Diluted EPS............................................................    $   4,672      22,973,608    $    0.20
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----
FISCAL 1998:
  Basic EPS..............................................................    $   6,474      23,911,206    $    0.27
                                                                                                              -----
                                                                                                              -----
  Effect of dilutive employee stock options..............................                      474,229
                                                                                ------    -------------
  Diluted EPS                                                                $   6,474      24,385,435    $    0.27
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----
FISCAL 1997:
  Basic EPS..............................................................    $   6,723      18,005,142    $    0.37
                                                                                                              -----
                                                                                                              -----
  Effect of dilutive employee stock options..............................                      347,012
                                                                                ------    -------------
  Diluted EPS                                                                $   6,723      18,352,154    $    0.37
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----
FISCAL 1996:
  Basic EPS..............................................................    $   9,642      13,508,937    $    0.71
                                                                                                              -----
                                                                                                              -----
  Effect of dilutive employee stock options..............................                      165,824
                                                                                ------    -------------
  Diluted EPS                                                                $   9,642      13,674,761    $    0.71
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----

CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

    During the fiscal year ended April 25, 1998, U.S. Office Products contributed $15,298 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $5,000 of debt upon the Distribution. This contribution to capital was reduced by $4.3 million to $11.0 million in the thirty-five week period ended December 31, 1998, due to cash paid to U.S. Office Products after April 25, 1998, as part of U.S. Office Products' centralized cash management process.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
EMPLOYEE STOCK PLANS

STOCK INCENTIVE PLAN

    The Company's 1998 Stock Incentive Plan (the "Stock Incentive Plan"), provides for the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees and other individuals performing services on behalf of the Company. The Compensation Committee (the "Committee") appointed by the Board of Directors, has the authority to administer the Stock Incentive Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The term of options granted under the Stock Incentive Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). A maximum of 10 million shares of common stock are reserved for issuance in accordance with the terms of the Stock Incentive Plan. At December 31, 1998, 5,374,300 shares were available for future grant.

    Prior to the Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan covering employees of U.S. Office Products. The Company adopted the Stock Incentive Plan at approximately the time of the Distribution. Upon the Distribution, the Company replaced the options to purchase shares of common stock of U.S. Office Products held by employees with options to purchase shares of common stock of the Company.

    In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S. Office Products' options held by Company personnel was multiplied by 1.4177 and the exercise price of these options was divided by 1.4177 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

    On December 14, 1998, the Company exchanged 3,728,434 options with exercise prices ranging from $5.00 to $17.61 per share for 1,918,140 options at a price of $3.97 per share. Employees had the option not to exchange certain options previously granted. The repriced options were subject to the same vesting schedule as the previous options.

NON-EMPLOYEE DIRECTOR OPTION PLAN

    During 1998, the Company's Board of Directors approved a stock option plan for the non-employee directors of the Company (the "Non-Employee Director Option Plan"). Under the Non-Employee Director Option Plan, in consideration of their first election to the Board of Directors, an eligible director receives an option to purchase 25,000 shares of common stock and receives options to purchase an additional 10,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as a Director immediately following such Annual Meeting. In addition, in consideration of their first appointment as chairperson of a Committee of the Board of Directors, an eligible director receives an option to purchase 5,000 shares of common stock and receives options to purchase an additional 5,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as chairperson of said Committee

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) of the Board of Directors immediately following such Annual Meeting. Options to purchase 105,000 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock are reserved for issuance in accordance with the terms of the Non-Employee Director Option Plan.

EMPLOYEE STOCK PURCHASE PLAN

    On June 7, 1998 the Company approved the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the plan, employees may purchase shares of common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. A maximum of 1,000,000 shares of common stock are reserved for issuance in accordance with the terms of the ESPP. For the thirty-five weeks ended December 31, 1998, 51,880 shares were issued under the plan at $3.08 per share. At December 31, 1998, 948,120 shares were available for future grant.

    The Company accounts for options issued in accordance with APB Opinion No.
25. Accordingly, because exercise prices of the options equaled the market price on the date of grant, no compensation expense was recognized for the options granted. Had compensation expense been recognized based upon the fair value of the stock options on the date of grant under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table.

                                                                                                 FOR THE FISCAL YEAR
                                                                                  35 WEEKS              ENDED
                                                                                    ENDED      ------------------------
                                                                                DECEMBER 31,    APRIL 25,    APRIL 26,
                                                                                    1998          1998         1997
                                                                                -------------  -----------  -----------
Net Income:
  As reported.................................................................    $   4,672     $   6,474    $   6,723
  Pro forma...................................................................         (777)        5,364        6,615

Per share:
  As reported:
    Basic.....................................................................    $    0.20     $    0.27    $    0.37
    Diluted...................................................................         0.20          0.27         0.37
  Pro Forma:
    Basic.....................................................................    $   (0.03)    $    0.22    $    0.37
    Diluted...................................................................    $   (0.03)         0.22         0.36

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                              FOR THE FISCAL YEAR
                                                                                  35 WEEKS           ENDED
                                                                                   ENDED      --------------------
                                                                                DECEMBER 31,  APRIL 25,  APRIL 26,
                                                                                    1998        1998       1997
                                                                                ------------  ---------  ---------
Expected life of option.......................................................       6 years    7 years    7 years
Risk free interest rate.......................................................         5.00%      6.36%      6.66%
Expected volatility...........................................................         52.5%      44.1%      44.0%

    The weighted-average fair value of options granted was $2.99, $6.59 and $4.55 for the thirty-five weeks ended December 31, 1998, and fiscal 1998 and 1997, respectively.

    A summary of option transactions follows:

                                                                              WEIGHTED-                  WEIGHTED-
                                                                               AVERAGE                    AVERAGE
                                                                              EXERCISE       OPTIONS     EXERCISE
                                                                 OPTIONS        PRICE      EXERCISABLE     PRICE
                                                               -----------  -------------  -----------  -----------
Balance at April 30, 1996....................................
Granted......................................................      928,032    $    8.03
Exercised....................................................
Canceled.....................................................      (21,887)       11.30
                                                               -----------       ------    -----------       -----
Balance at April 26, 1997....................................      906,145         7.96       197,967    $    0.29

Granted......................................................      681,351        12.22
Exercised....................................................     (116,734)        0.29
Canceled.....................................................     (122,189)       10.19
                                                               -----------       ------    -----------       -----
Balance at April 25, 1998....................................    1,348,573        10.57       127,995         4.31

Granted......................................................    7,422,264         6.36
Exercised....................................................
Canceled.....................................................   (4,145,137)       10.54
                                                               -----------       ------    -----------       -----
Balance at December 31, 1998.................................    4,625,700    $    4.36       152,060    $    8.28
                                                               -----------       ------    -----------       -----
                                                               -----------       ------    -----------       -----

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1998:

                                     OPTIONS OUTSTANDING
                      --------------------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED-AVERAGE                       -----------------------------
 RANGE OF EXERCISE                     REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
       PRICES          OPTIONS     CONTRACTUAL LIFE     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
--------------------  ----------  -------------------  -----------------  ----------  -----------------
$   2.81-  $    4.00   3,741,338             9.9           $    3.42          52,750      $    3.97
$   5.00-  $    5.50     345,601             9.7                5.03           6,667           5.50
$   9.88-  $   12.58     538,761             8.7               10.49          92,643          10.94
                      ----------                                          ----------
$   2.81-  $   12.58   4,625,700             9.8           $    4.36         152,060      $    8.28
                      ----------                               -----      ----------         ------
                      ----------                               -----      ----------         ------

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    Under a services agreement entered into with Jonathan J. Ledecky ("the Ledecky Services Agreement"), the Board of Directors of U.S. Office Products agreed that Jonathan J. Ledecky receive a stock option for Company common stock from the Company as of the date of the Distribution. The U.S. Office Products Board intended the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The fair value option covered 7.5% of the outstanding Company common stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of Common Stock (other than with respect to stock splits or reverse stock splits).

    Immediately following the effective date of the registration statements filed in connection with the Distribution, the Company's Board of Directors granted options covering approximately 1.3 million options covering the Company's common stock to certain executive management personnel and non-employee directors. The fair value options were granted under the Stock Incentive Plan and the Non-Employee Director Option Plan.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--QUARTERLY FINANCIAL DATA (UNADUITED)

    The following presents certain unaudited quarterly financial data for the 35 weeks ended December 31, 1998, and fiscal years 1998 and 1997:

                                                                    THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998
                                                                -------------------------------------------------
                                                                 9 WEEKS     QUARTER       QUARTER
                                                                  ENDED       ENDED         ENDED
                                                                 JUNE 30   SEPTEMBER 30  DECEMBER 31     TOTAL
                                                                ---------  ------------  ------------  ----------
Revenues......................................................  $  50,708   $   78,102    $  100,546   $  229,356
Gross profit..................................................     12,367       19,405        22,805       54,577
Operating income..............................................        550        6,139         4,233       10,922
Net income....................................................        287        3,109         1,276        4,672

Per share amounts:
  Basic.......................................................       0.01         0.14          0.06         0.20
  Diluted.....................................................       0.01         0.14          0.06         0.20

                                                                       FISCAL YEAR ENDED APRIL 25, 1998
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
Revenues..................................................  $  42,730  $  36,875  $  62,907  $  65,829  $  208,341
Gross profit..............................................      9,047      9,718     15,852     15,407      50,024
Operating income..........................................      2,749      3,687      4,816        997      12,249
Net income................................................      1,636      2,233      2,703        (98)      6,474

Per share amounts:
  Basic...................................................       0.08       0.10       0.11      (0.01)       0.27
  Diluted.................................................       0.08       0.10       0.10      (0.01)       0.27

                                                                       FISCAL YEAR ENDED APRIL 26, 1997
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
Revenues..................................................  $  34,263  $  31,898  $  35,134  $  34,983  $  136,278
Gross profit..............................................      7,982      7,608      9,656      8,903      34,149
Operating income..........................................      2,695      1,779      3,229      2,647      10,350
Net income................................................      2,617      1,315      1,625      1,166       6,723

Per share amounts:
  Basic...................................................       0.16       0.08       0.09       0.06        0.37
  Diluted.................................................       0.16       0.07       0.09       0.06        0.37

    The Company recorded strategic restructuring costs of $1,750 during the fourth quarter of fiscal 1998, $3,196 in the nine weeks ended June 30, 1998 and $1,134 in the quarter ended December 31, 1998.

NOTE 14--RELATED PARTY TRANSACTIONS

    During fiscal 1998, product sales of approximately $4.5 million were made at cost to a company owned by an officer of the Company.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--SEGMENT DATA

    The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the New England, Tri-State, Northeast Telephony and Western regions of the United States. Other operating segments are located in other sections of the country. Each operating segment provides products and services as described in Note 1.

    The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 3. The Company evaluates the performance of its segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as other non-recurring restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--SEGMENT DATA (CONTINUED)
    Summary information by segment for the thirty-five weeks ended December 31, 1998 and fiscal years 1998, 1997, and 1996 is as follows:

                                                                   NORTHEAST
                                         NEW ENGLAND   TRI-STATE   TELEPHONY     WEST       OTHER       TOTAL
                                         ------------  ----------  ----------  ---------  ----------  ----------
THIRTY-FIVE WEEKS ENDED DECEMBER 31,
  1998
Revenue:
  Products.............................   $   79,882   $   15,013  $    5,944             $   20,110  $  120,949
  Services.............................       23,008       21,730      24,274  $  28,490      10,905     108,407
                                         ------------  ----------  ----------  ---------  ----------  ----------
      Total............................   $  102,890   $   36,743  $   30,218  $  28,490  $   31,015  $  229,356
Gross margin...........................   $   17,005   $   10,396  $   12,352  $   6,812  $    8,012  $   54,577
Operating income.......................   $    6,920   $    2,655  $    5,880  $   2,323  $    3,797  $   21,575
Depreciation...........................   $      282   $      315  $      166  $     258  $      116  $    1,137
Assets.................................   $   48,105   $   18,389  $   14,443  $  11,789  $   14,669  $  107,395
                                         ------------  ----------  ----------  ---------  ----------  ----------
                                         ------------  ----------  ----------  ---------  ----------  ----------
FISCAL 1998
Revenue:
  Products.............................   $   86,337   $   15,882  $    3,614             $   11,165  $  116,998
  Services.............................       19,734       20,478      21,432     24,228       5,471  $   91,343
                                         ------------  ----------  ----------  ---------  ----------  ----------
      Total............................   $  106,071   $   36,360  $   25,046  $  24,228  $   16,636  $  208,341
Gross margin...........................   $   19,244   $   11,157  $   11,154  $   4,807  $    3,662  $   50,024
Operating income.......................   $    5,832   $    2,738  $    4,290  $   2,232  $      972  $   16,064
Depreciation...........................   $      273   $      259  $      279  $     278  $       63  $    1,152
Assets.................................   $   31,508   $   16,773  $   12,074  $  12,502  $    4,451  $   77,308
                                         ------------  ----------  ----------  ---------  ----------  ----------
                                         ------------  ----------  ----------  ---------  ----------  ----------
FISCAL 1997
Revenue:
  Products.............................   $   78,811   $    9,707                         $    8,735  $   97,253
  Services.............................       10,179       13,408  $   13,168                  2,270  $   39,025
                                         ------------  ----------  ----------  ---------  ----------  ----------
      Total............................   $   88,990   $   23,115  $   13,168             $   11,005  $  136,278
Gross margin...........................   $   16,243   $    8,195  $    7,101             $    2,610  $   34,149
Operating income.......................   $    5,964   $    2,728  $    3,420             $      899  $   13,011
Depreciation...........................   $      279   $      151  $      171             $       40  $      641
Assets.................................   $   17,995   $    8,007  $    6,407             $    3,203  $   35,612
                                         ------------  ----------  ----------  ---------  ----------  ----------
                                         ------------  ----------  ----------  ---------  ----------  ----------
FISCAL 1996
Revenue:
  Products.............................   $   60,663   $   11,791                         $    6,494  $   78,948
  Services.............................        2,481        9,723  $   20,775                  2,128  $   35,107
                                         ------------  ----------  ----------  ---------  ----------  ----------
      Total............................   $   63,144   $   21,514  $   20,775             $    8,622  $  114,055
Gross margin...........................   $    9,641   $    7,163  $   11,168             $    1,970  $   29,942
Operating income.......................   $    1,265   $    1,575  $    7,909             $   (1,317) $    9,432
Depreciation...........................   $      275   $      114  $       85                     20         494
Assets.................................   $   15,131   $    8,715  $    7,586             $    2,513  $   33,945
                                         ------------  ----------  ----------  ---------  ----------  ----------
                                         ------------  ----------  ----------  ---------  ----------  ----------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--SEGMENT DATA (CONTINUED)
    A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the thirty-five weeks ended December 31, 1998 and as of and for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996 is as follows:

                                                                  DECEMBER 31,  APRIL 25,   APRIL 26,   MARCH 31,
                                                                      1998         1998       1997        1996
                                                                  ------------  ----------  ---------  -----------
Segment operating income........................................   $   21,575   $   16,064  $  13,011   $   9,432
Corporate expenses..............................................        3,934        1,225        387
Amortization of intangibles.....................................        2,389          840
Strategic restructuring costs...................................        4,330        1,750
Non-recurring acquisition costs.................................                                2,274
                                                                  ------------  ----------  ---------  -----------
Total operating income..........................................   $   10,922   $   12,249  $  10,350   $   9,432
                                                                  ------------  ----------  ---------  -----------
                                                                  ------------  ----------  ---------  -----------
Segment assets..................................................   $  107,395   $   77,308  $  35,612   $  33,945
Corporate assets................................................       23,332          309      1,699
Intangible assets...............................................      129,792       63,828
                                                                  ------------  ----------  ---------  -----------
Total assets....................................................   $  260,519   $  141,445  $  37,311   $  33,945
                                                                  ------------  ----------  ---------  -----------
                                                                  ------------  ----------  ---------  -----------

NOTE 16--SUBSEQUENT EVENTS

    On March 1, 1999, the Company recovered $10.55 million of the $10.8 million acquisition price it had paid for Solutions E.T.C., Inc. on October 2, 1998. In November 1998, the Company had filed a lawsuit against the former owner and president of Solutions E.T.C., seeking damages in connection with the acquisition. The Company believes that the shareholder created a false set of books and records which materially misrepresented the finances and size of Solutions E.T.C.. In addition, the shareholder has been indicted on Federal charges of mail and wire fraud and money laundering and the Company will continue to cooperate with the U.S. Attorney's office in this matter.

                          FINANCIAL STATEMENT SCHEDULE
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              CHARGES TO   CHARGED TO                 BALANCE AT
                                                BALANCE AT    COSTS AND       OTHER     DEDUCTIONS/   APRIL 30,
DESCRIPTION                                    MAY 1, 1995     EXPENSES     ACCOUNTS    WRITE-OFFS       1996
---------------------------------------------  ------------  ------------  -----------  -----------  ------------
Allowance for doubtful accounts..............  $    106,000  $     22,000   $  (5,000)   $      --    $  123,000
Accumulated amortization of intangibles......            --            --          --           --            --


                                                              CHARGES TO   CHARGED TO                 BALANCE AT
                                                BALANCE AT    COSTS AND       OTHER     DEDUCTIONS/   APRIL 26,
DESCRIPTION                                    MAY 1, 1996     EXPENSES     ACCOUNTS    WRITE-OFFS       1997
---------------------------------------------  ------------  ------------  -----------  -----------  ------------
Allowance for doubtful accounts..............  $    123,000  $    250,000          --    $  22,000    $  351,000
Accumulated amortization of intangibles......            --            --          --           --            --

                                                BALANCE AT    CHARGES TO   CHARGED TO                 BALANCE AT
                                                APRIL 27,     COSTS AND       OTHER     DEDUCTIONS/   APRIL 25,
DESCRIPTION                                        1997        EXPENSES     ACCOUNTS    WRITE-OFFS       1998
---------------------------------------------  ------------  ------------  -----------  -----------  ------------
Allowance for doubtful accounts..............  $    351,000  $  1,142,000   $ 209,000    $  76,000    $1,626,000
Accumulated amortization of intangibles......            --  $    840,000          --           --    $  840,000

                                                BALANCE AT    CHARGES TO   CHARGED TO                 BALANCE AT
                                                APRIL 26,     COSTS AND       OTHER     DEDUCTIONS/  DECEMBER 31,
DESCRIPTION                                        1998        EXPENSES     ACCOUNTS    WRITE-OFFS       1998
---------------------------------------------  ------------  ------------  -----------  -----------  ------------
Allowance for doubtful accounts..............  $  1,626,000  $    944,000                ($ 40,000)   $2,610,000
Accumulated amortization of intangibles......       840,000     2,389,000          --           --     3,229,000