Form 10-Q
period 1999-03-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-05-17
CIK 1055458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

22,016,405 shares of the registrant's common shares, par value $0.001, were outstanding as of May 12, 1999.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                    FORM 10-Q
                                Table of Contents
                                  March 31,1999

                                                                                    PAGE
                                                                                   ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited) and
         December 31, 1998 ........................................................    3

Condensed Consolidated Statements of Income for the Three Months Ended March 31,
         1999 (unaudited) and the Thirteen Weeks Ended
         April 25, 1998 (unaudited) ...............................................    4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1999 (unaudited) and the Thirteen Weeks Ended
         April 25, 1998 (unaudited) ...............................................    5

Notes to Condensed Consolidated Financial Statements (unaudited) ..................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ....................................................    9

Year 2000 Readiness Disclosure Statements .........................................   11

Factors That May Affect Future Results ............................................   13

Item 3.  Quantitative and Qualitative Disclosure About Market Risks ...............   19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .........................................................   20

Item 6. Exhibits and Reports on Form 8-K

         A. Exhibits ..............................................................   20
         B. Reports on Form 8-K ...................................................   20

Signatures ........................................................................   20


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            AZTEC TECHNOLOGY PARTNERS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                          MARCH 31,      DECEMBER 31,
                                                            1999             1998
                                                         -----------     ------------
                                                         (unaudited)      (restated)
                                        ASSETS

Current assets:
     Cash and cash equivalents........................    $   6,391        $   8,763
     Accounts receivable, net.........................       64,947           74,138
     Inventories......................................       12,803           11,323
     Unbilled percentage of completion revenues.......        5,479            5,922
     Other receivable.................................           --           10,550
     Prepaid expenses and other current assets........       10,264           10,232
                                                           --------         --------
          Total current assets........................       99,884          120,928

     Property and equipment, net......................        8,737            7,603
     Intangibles, net.................................      129,358          129,792
     Other assets.....................................        2,165            2,196
                                                           --------         --------
          Total assets................................     $240,144         $260,519
                                                           --------         --------
                                                           --------         --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt.............     $    169         $    216
     Accounts payable.................................       37,263           43,937
     Accrued compensation.............................        6,215            5,791
     Deferred revenue.................................        4,961            4,732
     Other accrued liabilities........................        5,524            7,821
                                                           --------         --------
          Total current liabilities...................       54,132           62,497

Long-term debt........................................       77,527           90,218
Deferred income taxes.................................          398              141
Other long-term liabilities...........................          976              697
                                                           --------         --------
          Total liabilities...........................      133,033          153,553
                                                           --------         --------

Stockholders' equity:
     Common stock--$.001 par value, 150,000,000
       shares authorized, 22,016,405 issued
       and outstanding................................           22               22
     Additional paid-in capital.......................       93,584           93,584
     Retained earnings................................       13,505           13,360
                                                           --------         --------
          Total stockholders' equity..................      107,111          106,966
                                                           --------         --------
          Total liabilities and stockholders' equity..     $240,144         $260,519
                                                           --------         --------
                                                           --------         --------

    See accompanying notes to condensed consolidated financial statements.

                          AZTEC TECHNOLOGY PARTNERS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)




                                                                                      13 WEEKS FROM
                                                              3 MONTHS ENDED       JANUARY 25, 1998 TO
                                                              MARCH 31, 1999         APRIL 25, 1998
                                                             ----------------      -------------------
Revenues:
  Products ...........................................        $     47,495            $     32,657
  Services ...........................................              38,481                  33,172
                                                             -------------         ---------------
    Total revenues ...................................              85,976                  65,829
                                                             -------------         ---------------

Gross profit:
  Products ...........................................               4,303                   3,996
  Services ...........................................              14,272                  11,411
                                                             -------------         ---------------
    Total gross profit ...............................              18,575                  15,407

Selling, general and administrative expenses .........              15,522                  12,234
Amortization of intangibles ..........................               1,260                     426
Strategic restructuring costs ........................                --                     1,750
                                                             -------------         ---------------
    Operating income .................................               1,793                     997


Interest and other expense (income) ..................               1,529                    (136)
                                                             -------------         ---------------
Income before provision for income taxes .............                 264                   1,133
Provision for income taxes ...........................                 119                   1,231
                                                             -------------         ---------------
Net income (loss).....................................        $        145            $        (98)
                                                             -------------         ---------------
                                                             -------------         ---------------

Weighted-average shares outstanding:
  Basic ..............................................              22,017                  26,770
  Diluted ............................................              22,361                  26,770
Per share amounts:
  Basic ..............................................        $       0.01            $      (0.00)
                                                             -------------         ---------------
                                                             -------------         ---------------
  Diluted ............................................        $       0.01            $      (0.00)
                                                             -------------         ---------------
                                                             -------------         ---------------

   See accompanying notes to condensed consolidated financial statements.

                     AZTEC TECHNOLOGY PARTNERS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)


                                                                                                  13 WEEKS FROM
                                                                         3 MONTHS ENDED         JANUARY 25, 1998 TO
                                                                         MARCH 31, 1999           APRIL 25, 1998
                                                                        ----------------        -------------------

Cash flows from operating activities:
  Net income (loss) .............................................        $          145          $          (98)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization expense .....................                 1,736                     852
      Deferred income taxes .....................................                   257                     123
      Changes in current assets and liabilities .................                10,354                     475
                                                                        ----------------        ---------------
        Net cash provided by operating activities ...............                12,492                   1,352
                                                                        ----------------        ---------------

Cash flows from investing activities:
  Cash paid in acquisitions .....................................                  (826)                   (363)
  Additions to property and equipment, net of disposals .........                (1,632)                 (1,309)
  Other .........................................................                   332
                                                                        ----------------        ---------------
        Net cash used in investing activities                                    (2,126)                 (1,672)
                                                                        ----------------        ---------------
Cash flows from financing activities:
  Payments of long-term debt ....................................               (12,738)                    (77)
  Payments to U.S. Office Products ..............................                                       (13,042)
  Capital contribution by U.S. Office Products ..................                                        15,298
                                                                        ----------------        ---------------
        Net cash (used in) provided by financing activities .....               (12,738)                  2,179
                                                                        ----------------        ---------------

Net (decrease) increase in cash and cash equivalents ............                (2,372)                  1,859
Cash and cash equivalents at beginning of period ................                 8,763                     117
                                                                        ----------------        ---------------
Cash and cash equivalents at end of period ......................        $        6,391              $    1,976
                                                                        ----------------        ---------------
                                                                        ----------------        ---------------


   See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (in thousands except per share data)

1.        NATURE OF BUSINESS

         Aztec Technology Partners, Inc. ("Aztec" or the "Company") is a provider of a broad range of information technology business solutions and Internet development and consulting to corporate customers. The Company provides this broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States.

         The Company was a wholly-owned subsidiary of U.S. Office Products, Inc. ("USOP") prior to the Company's spin-off from USOP on June 9, 1998. The spin-off was effected through the distribution of shares of the Company to USOP shareholders. The spin-off of Aztec as an independent publicly owned company was part of USOP's comprehensive restructuring plan.

2.        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the thirty-five weeks ended December 31, 1998, included in the Company's Transition Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

         The condensed statement of income for the thirteen weeks from January 25, 1998 to April 25, 1998 reflects revenues and expenses that were directly related to the Company as it was operated within USOP and includes all of the related costs of doing business including an allocation of certain general corporate expenses of USOP which were not directly related to these businesses. Management believes these allocations were made on a reasonable basis.

         Weighted-average shares outstanding used in the basic and diluted earnings per share calculations for the thirteen weeks ended April 25, 1998 is calculated based upon the number of USOP common shares outstanding.

3.        CHANGE IN FISCAL YEAR

         On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in April, to December 31. The condensed consolidated financial statements are presented for the three months ended March 31, 1999 and the thirteen weeks from January 25, 1998 to April 25, 1998. The Company did not recast the data for the three months ended March 31, 1998 because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only. Consequently, to recast this period would have been impractical and would have required significant judgmental estimates. Therefore, the results for the three months ended March 31, 1999 are not directly comparable to those of the thirteen weeks ended April 25, 1998. The Company has filed a Transition Report on Form 10-K covering the period April 26, 1998 to December 31, 1998.

4.       RESTATEMENT OF EARNINGS

         During the quarter ended March 31, 1999, the Company concluded that compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP, should be recognized over the term of the agreements, including amounts related to the thirty-five weeks ended December 31, 1998. This compensation expense results from options with a three-year guaranteed appreciation beginning May 15, 1998 and certain bonus agreements which should have been accrued at year-end. Accordingly, compensation expense is increased by $139, $418, and $949 for the 9 week period ended June 30, 1998, the 22 week period ended September 30, 1998 and the 35 week period ended December 31, 1998, respectively. The effect of the restatement is as follows:

         35 week period ended December 31, 1998:



                                                            Previously
                                                             Reported        Restated
                                                             --------        --------
         Accrued compensation                                 $ 5,539         $ 5,791
         Other accrued liabilities                              7,936           7,821
         Deferred taxes                                           460             141
         Other long-term liabilities                             --               697
         Net income                                             4,672           4,157
         Net income per share
             Basic                                            $  0.20         $  0.18
             Diluted                                          $  0.20         $  0.18



         22 week period ended September 30, 1998:

         Net income                                           $ 3,396         $ 3,166
         Net income
             Basic                                            $  0.15         $  0.14
             Diluted                                          $  0.14         $  0.14


         9 week period ended June 30, 1998:



         Net income                                           $   287         $   209
         Net income per share

         Basic                                                $  0.01         $  0.01
         Diluted                                              $  0.01         $  0.01


5.       SEGMENT DATA

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the New England, Tri-State, Northeast Telephony, and West regions of the United States. Other operating segments are located in other sections of the country. Each operating segment provides products and services as described in Note 1.

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

Summary information by segment for the three months ended March 31, 1999 and the thirteen weeks ended April 25, 1998 is as follows:

                                                                        NORTHEAST
                                     NEW ENGLAND       TRI-STATE        TELEPHONY         WEST             OTHER           TOTAL
                                   -----------------------------------------------------------------------------------------------

3 MONTHS ENDED
  MARCH 31, 1999
Revenue:
  Products......................      $ 24,595         $ 10,369         $  1,790         $     --         $ 10,741        $ 47,495
  Services......................         7,823            9,031            7,720            7,228            6,679          38,481
                                      --------         --------         --------         --------         --------        --------
    Total.......................      $ 32,418         $ 19,400         $  9,510         $  7,228         $ 17,420        $ 85,976

Gross margin....................      $  4,932         $  4,607         $  3,779         $  1,446         $  3,811        $ 18,575
Operating income................      $  1,078         $    927         $  1,338         $    100         $  1,712        $  5,155
Depreciation....................      $    124         $    125         $     60         $     98         $     54        $    461
Assets..........................      $ 38,765         $ 22,438         $ 14,922         $  9,011         $ 15,951        $101,087
                                      --------         --------         --------         --------         --------        --------
                                      --------         --------         --------         --------         --------        --------

13 WEEKS ENDED
  APRIL 25, 1998
Revenue:
  Products......................      $ 21,670         $  5,646         $  2,110         $     --         $  3,231        $ 32,657
  Services......................         4,919            7,379            7,416           11,689            1,769          33,172
                                      --------         --------         --------         --------         --------        --------
    Total.......................      $ 26,589         $ 13,025         $  9,526         $ 11,689         $  5,000        $ 65,829

Gross margin....................      $  4,906         $  3,410         $  3,598         $  2,388         $  1,105        $ 15,407
Operating income................      $  1,228         $    767         $    528         $    993         $    218        $  3,734
Depreciation....................      $    109         $    117         $     59         $     35         $     29        $    349
Assets..........................      $ 31,508         $ 16,773         $ 12,074         $ 12,502         $  4,451        $ 77,308
                                      --------         --------         --------         --------         --------        --------
                                      --------         --------         --------         --------         --------        --------


         A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three months ended March 31, 1999 and as of and for the thirteen week period ended April 25, 1998 is as follows:



                                                                                13 WEEKS FROM
                                                         3 MONTHS ENDED       JANUARY 25, 1998 TO
                                                         MARCH 31, 1999         APRIL 25, 1998
                                                         --------------       -------------------

Segment operating income.............................      $   5,155              $   3,734
Corporate expenses...................................          2,102                    561
Amortization of intangibles..........................          1,260                    426
Strategic restructuring costs........................             --                  1,750
                                                           ---------              ---------
Total operating income...............................      $   1,793              $     997
                                                           ---------              ---------
                                                           ---------              ---------

Segment assets.......................................      $ 101,087              $  77,308
Corporate assets.....................................          9,699                    309
Intangible assets....................................        129,358                 63,828
                                                           ---------              ---------
Total assets.........................................      $ 240,144              $ 141,445
                                                           ---------              ---------
                                                           ---------              ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Aztec is a single-source provider of a broad range of information technology business solutions and Internet development and consulting, and derives its revenue principally from (i) fees for services rendered to customers for Web and network design and implementation, software development and customization, voice and data infrastructure, design and integration, and IT consulting, support and outsourcing, and (ii) sales of products to customers within these business sectors (including telephony systems and network and systems hardware and software). Aztec's primary focus is the middle-market and Fortune 1000 companies, in a wide range of industries including communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services and technology.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three months ended March 31, 1999 and the thirteen week period ended April 25, 1998.


                                                                             13 WEEKS FROM
                                                      3 MONTHS ENDED      JANUARY 25, 1998 TO
                                                      MARCH 31, 1999         APRIL 25, 1998
                                                      --------------      -------------------
                                                       (unaudited)            (unaudited)

Revenues                                                       100.0%                    100.0%
Cost of revenues                                                78.4                      76.6
                                                      --------------       -------------------
  Gross profit                                                  21.6                      23.4
Selling, general and administrative expenses                    18.0                      18.6
Amortization of intangibles                                      1.5                       0.6
Strategic restructuring costs                                     --                       2.7
                                                      --------------       -------------------
  Operating income                                               2.1                       1.5
Interest and other expense (income), net                         1.8                      (0.2)
                                                      --------------       -------------------
Income before provision for income taxes                         0.3                       1.7
Provision for income taxes                                       0.1                       1.8
                                                      --------------       -------------------
Net income (loss)                                                0.2%                     (0.1)%
                                                      --------------       -------------------
                                                      --------------       -------------------


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THIRTEEN WEEK PERIOD ENDED APRIL 25, 1998.

         Consolidated revenues increased 30.6% from $65.8 million in the thirteen week period ended April 25, 1998 to $86.0 million for the three months ended March 31, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions from sales to existing customers combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. In addition, services revenue increased modestly from staffing related services resulting from an acquisition in September 1998 combined with engineering and application development related services in the New England and Tri-State regions. This increase was offset in part by a reduction of data communications revenue in the Company's West region.

         Gross profit increased 20.6% from $15.4 million, or 23.4% of revenues, for the thirteen week period ended April 25, 1998 to $18.6 million, or 21.6% of revenues, for the three months ended March 31, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue with a lower concentration of service revenue, combined with competitive pressures on pricing. The decrease in gross profit as a percentage of revenue was offset slightly by improved margins from services due primarily to improved margins in engineering and application development related services in the Company's Tri-State region.

         Selling, general and administrative expenses increased 26.9% from $12.2 million, or 18.6% of revenues, for the thirteen week period ended April 25, 1998 to $15.5 million, or 18.0% of revenues, for the three months ended March 31, 1999. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to revenues resulting from acquisitions in the second half of 1998, increasing at a faster rate than selling, general and administrative expenses, offset in part by higher corporate costs associated with being an independent, publicly traded company.

         Amortization of intangibles increased $.9 million from $.4 million for the thirteen week period ended April 25, 1998 to $1.3 million for the three months ended March 31, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of $1.8 million for the thirteen weeks ended April 25, 1998 represent the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

         Interest and other expense (income) of ($.1) million for the thirteen weeks ended April 25, 1998 increased to $1.5 million of interest and other expense in the three months ended March 31, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes decreased from $1.2 million in the thirteen week period ended April 25, 1998 to $.1 million in the three months ended March 31, 1999, reflecting effective tax rates of 108.6% and 45.0%, respectively.
The higher effective tax rate for the thirteen weeks ended April 25, 1998 is the result of the fiscal 1998 fourth quarter tax provision adjustment to state tax expense at the effective rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, Aztec had cash of $6.4 million and working capital of $45.8 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at March 31, 1999 was approximately $184.8 million.

         During the three months ended March 31, 1999, net cash provided by operating activities was $12.5 million. Net cash used in investing activities was $2.1 million, which consisted primarily of $1.6 million of additions of property and equipment, and $.8 million for acquisition related costs. Net cash used in financing activities was $12.7 million, reflecting the $10.6 million recovery from Solutions E.T.C. used to pay down long-term debt on the credit facility, as well as payment of $2.0 million to reduce the working capital portion of the credit facility.

         During the thirteen week period ended April 25, 1998, net cash provided by operating activities was $1.4 million. Net cash used in investing activities was $ 1.7 million, which consisted primarily of additions of property and equipment. Net cash provided by financing activities was $2.2 million which consisted primarily of financing activities between the Company and USOP.

         As of March 31, 1999, Aztec had made $1.6 million in capital expenditures against the $4.0 million budgeted for 1999. The largest items include $.5 million for year 2000 remediation. In addition, the Company may be required to pay $3.3 million related to certain option agreements, pending certain events, during April 2001. See note 4 of the notes to condensed consolidated financial statements.

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

         The Company has neared completion of its assessment of its exposure to the Year 2000 problem and has established a detailed response to that exposure. Generally, the Company has Year 2000 exposure in three areas: 1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage the Company's business; 2) Non-IT Related Systems--equipment with "embedded chips" used by the company, including telephone and building security systems; and 3) Third Parties--computer systems used by third parties, in particular customers and suppliers of the Company.

IT RELATED SYSTEMS

         The Company has initiated a Year 2000 readiness plan of its financial and management computerized operating systems. This plan includes assessment, solution evaluation, implementation, results monitoring, and contingency planning. Assessment includes determining if the current systems are Year 2000 compliant and whether they meet the Company's business needs. The solution evaluation phase involves the review of the remediation alternatives including modification, upgrading or replacement of certain IT systems. The result of this phase is the determination of the remediation effort involved. Implementation of the solution includes extensive testing and verification. The results of the remediation efforts must be monitored once the implementation phase is complete. Contingency planning begins once a solution is determined and continues until completion of the entire remediation effort. To date, the Company has completed the assessment phase for all IT Systems used by the business, solution evaluation is complete for all critical IT Systems used by the business, and the implementation phase is in its final stages. The Company utilizes primarily packaged software and has determined that certain systems will be upgraded and others will be replaced in order to meet Year 2000 requirements. The Company anticipates that critical systems will be Year 2000 compliant during 1999.

NON-IT RELATED SYSTEMS

         The Company is in its final stages of assessing its exposure to Year 2000 problems related to Non-IT systems. Major Non-IT systems utilized by the company include telephone and building security systems as well as other equipment with "embedded chips". If the company determines that any Non-IT related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of Year 2000 remediation and determine a Year 2000 plan including solution evaluation, implementation, results monitoring, and contingency planning. Assurances regarding Year 2000 compliance for Non-IT related system vendors are being handled in the same manner as other third parties (see discussion below). The Company expects to complete its assessment of Year 2000 compliance for Non-IT related systems in the first half of 1999 and will then determine the Year 2000 plan.

THIRD PARTIES

         The Company is seeking assurances, as an ongoing process, from its suppliers and customers that their systems and products are Year 2000 compliant. The determination of compliance will include assessments by the Company of their exposure to Year 2000 Issues, anticipated risks, their responses to those risks and their contingency plans. To date, the Company is not aware of any Year 2000 problems at any of its customers or suppliers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these suppliers and customers will be Year 2000 ready, and the company believes that customers and prospective customers may defer non-critical IT projects in order to devote necessary resources to fixing their own Year 2000 problems. The inability of those parties to become Year 2000 compliant on a timely basis could materially impact the Company.

COST OF REMEDIATION

         The Company estimates that the total cost of remediation for all three categories of year 2000 problems will be approximately $2.8 million, of which, to date, approximately $1.2 million has been incurred. The majority of costs represent implementation of new systems and thus, have been capitalized as of March 31, 1999. The source of funds for the Company's Year 2000 plan is from operating cash flows. No IT projects have been deferred by the Company due to Year 2000 efforts.

RISKS

         Although the Company, based on its analysis to date, does not believe that it will incur any material costs or experience material disruptions in its business related to the Year 2000 problem, there can be no assurances that the Company or its third parties, customers or suppliers will successfully become Year 2000 compliant on a timely basis and thus will not experience serious unanticipated negative consequences or material costs. Undetected errors or defects in the technology used for the Company's systems, which include hardware and software, and defects in the systems of the Company's third parties, could cause these consequences. The most likely worst case scenario would include 1) hardware failure, or 2) software failure resulting in an inability to receive orders from customers or shipments from suppliers or to bill customers and pay suppliers, and 3) failure of infrastructure services provided by third parties (such as phone systems and building security systems).

CONTINGENCY PLANS

         The Company is in the process of developing and formalizing a contingency plan in the event of a Year 2000 failure which will depend on results of evaluation and testing of remediation. The Company expects to complete a plan by the third quarter of 1999, although such plan will evolve as the Company obtains more information. The company expects its contingency plans to include, among other things, manual and programmatic solutions to correct issues not imbedded in third party hardware and software.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ from those indicated in the forward-looking statements made in the Form 10-Q and presented elsewhere by management from time to time. The following factors contain some forward looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use works such as "anticipate," "estimate," "expect," "project," "intend," "plan," believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to our anticipated operating results for the year ended December 31, 1999, and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies such as legal proceedings, and other financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any or all of our forward-looking statements in this report, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and other reports to the SEC.

LISTING OF COMMON STOCK ON THE NASDAQ NATIONAL MARKET

         The Company's Common Stock may be delisted from Nasdaq, which may affect the Company's operations. The Company's shares of Common Stock have been listed and have traded on the Nasdaq National Market System since June 1998. On April 1, 1999, Nasdaq gave notice to the Company that the staff had concluded that the Company failed to comply with continued listing standards and commenced an action to delist the Company's Common Stock from the National Market System effective with the close of business on April 9, 1999. That decision by Nasdaq staff has been suspended pending the resolution of the Company's appeal of the determination.

         Nasdaq requires that as a condition of continued listing, companies satisfy at least one of the two maintenance standards relating to a company's financial condition, results of operations and trading market for its listed securities. Since the Company carries substantial goodwill on its books related to companies acquired in business combinations accounted for under the purchase method, and has acquired a number of subsidiaries through the issuance of debt rather than securities, the Company's net tangible assets are substantially below the threshold requirements under one of the maintenance standards. The alternative standard requires, among other items, that the minimum bid price for the listed securities be at least $5.00 per share. The closing price of the Company's Common Stock on March 31, 1999, was $1.6875 per share.

         Nasdaq's Listing Qualifications Panel will conduct a hearing on May 21, 1999 to consider the Company's appeal of the decision of Nasdaq staff. The Company is seeking to remain on the National Market, or in the alternative to be listed on the Nasdaq SmallCap Market. If the Panel rules against the Company, and does not waive certain initial listing requirements for the SmallCap Market, the shares of Common Stock will cease to be listed on Nasdaq which could adversely affect the liquidity of the Company's Common Stock, the ability of the Company to raise capital and the ability of the Company to attract and retain employees. In such event, the shares of Common Stock will likely be quoted in the "pink sheets" maintained by the National Quotation Bureau, Inc.
or the OTC Bulletin Board. In such case, the spread between the bid and ask price of the shares of Common Stock is likely to be greater than at present, and stockholders may experience a greater degree of difficulty in engaging in trades of shares of Common Stock.

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

RISKS RELATED TO ACQUISITIONS

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

         Although Aztec conducts due diligence, hires outside independent financial and accounting consultants, and generally requires representations, warranties and indemnificiations from the former owners of the acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, or the acquired company otherwise fails to perform as anticipated, the acquisition could have a material adverse effect on the operating results and financial condition of Aztec.

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

ATTRACTION AND RETENTION OF EMPLOYEES

         Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. At March 31, 1999 approximately 69% of Aztec's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

RELIANCE ON KEY PERSONNEL

         Aztec's operations depend on the continued efforts of James E. Claypoole, its Chairman and Chief Executive Officer, Benjamin Tandowski, its Chief Technology Officer, Ira Cohen, its Chief Operating Officer, Ross Weintraub, its Vice President Finance and Corporate Controller, its operating company presidents, and the senior management of certain of its operating companies. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, its business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel.

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

POTENTIAL CONFLICTS IN THE DISTRIBUTION

         Aztec, U.S. Office Products, and the other companies spun-off by U.S. Office Products on June 9, 1998 (together with Aztec, the "Spin-Off Companies") entered into a distribution agreement, tax allocation agreement, and employee benefits agreement. The Spin-Off Companies also entered into the tax indemnification agreement. These agreements provide for, among other things, USOP and Aztec to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution.

         Certain indemnification obligations of Aztec and the other Spin-Off Companies to USOP are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to USOP when such a loss occurs, Aztec may be required to reimburse USOP for all or a portion of the losses that otherwise would have been allocated to such other Spin-Off Company. In addition, the agreements allocate certain liabilities, including general corporate and securities liabilities of USOP not specifically related to the specific businesses to be conducted by the Spin-Off Companies and post-Distribution USOP among USOP and each of the Spin-Off Companies. Adverse developments involving USOP or the other Spin-Off Companies, or material disputes with USOP following the Distribution, could have a material adverse effect on Aztec.

         The terms of the agreements that govern the relationships among Aztec, USOP and the other Spin-Off Companies were established by USOP in consultation with management of Aztec and the other Spin-Off Companies prior to the Distribution and while Aztec and the other Spin-Off Companies were wholly-owned subsidiaries of USOP. The terms of these agreements, including the allocation of general corporate and securities liabilities among USOP, Aztec, and the other Spin-Off Companies, may not be the same as they would be if the agreements were the result of arms'-length negotiations. Accordingly, there can be no assurance that the terms and conditions of the agreements are not more or less favorable to Aztec than those that might have been obtained from unaffiliated third parties.

         On the Distribution Date, Jonathan J. Ledecky, Chairman of the USOP Board of Directors , received options for 1,660,500 shares of the Company's common stock and options for shares of each of the other Spin-Off Companies exercisable for 7.5% of the common stock of each of the other Spin-Off Companies. As a result of the receipt of the options, Mr. Ledecky had interests in the Distribution that differed in certain respects from the interests of other stockholders of USOP and Aztec.

POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTION

         In connection with the Distribution, Aztec entered into a tax allocation agreement with USOP and the other Spin-Off Companies, which provides that Aztec and the other Spin-Off Companies will jointly and severally indemnify USOP for any losses associated with taxes related to the Distribution ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the spin-offs in the Distribution are taxable. Aztec also entered into a tax indemnification agreement with the other Spin-Off Companies under which the Spin-0ff Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify USOP under the tax allocation agreement. As a consequence, Aztec will be liable for any distribution taxes resulting from any Adverse Tax Act by Aztec and will be liable (subject to indemnification by the other Spin-Off Companies) for any distribution taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the distributions are taxable and it is determined that there has not been an Adverse Tax Act by either USOP or any of the Spin-Off Companies, USOP and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distribution. As a result, Aztec could become liable for a pro rata portion for Distribution Taxes with respect to not only its own spin-off but to the spin-offs of the other Spin-Off Companies.

RISKS RELATED TO ALLOCATION OF CERTAIN LIABILITIES IN THE DISTRIBUTION

         Under the Distribution Agreement, Aztec is liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the employee benefits agreement, tax allocation agreement and related agreements, and (iii) certain liabilities under the securities laws related to the Distribution. Each of the other Spin-Off Companies is similarly obligated to USOP. Aztec and the other Spin-Off Companies have also agreed to bear a pro rata portion of (i) USOP liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of USOP) and (ii) USOP's general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distribution (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the other Spin-Off Companies defaults on an obligation owed to USOP, the other non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Aztec could be obligated to USOP in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has hand any control or responsibility. The aggregate of the Share Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

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

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

         As of March 31, 1999, approximately $129.4 million, or 53.9% of Aztec's total assets and 120.8% of Aztec's stockholders' equity constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The Company is exposed to interest rate change market risk principally with respect to its credit facility, which is priced based on certain interest rate alternatives. At March 31, 1999, approximately $77.3 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 1999 could have a positive or negative effect on the Company's interest expense. The Company does not engage in financial transactions for trading or speculative purposes.

         The Company does not believe that it faces primary market risk exposure that is material to its operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           No material changes since the company's Transition
                  Report on Form 10-K for the thirty-five weeks ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.                 Exhibits

                   27. Financial Data Schedule


B.                 Reports on Form 8-K

                   None






                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AZTEC TECHNOLOGY PARTNERS, INC.
                                   BY: /s/ Ross J. Weintraub
                                         ----------------------------
                                         Ross J. Weintraub
                             Vice President Finance and Corporate Controller
                                     Duly Authorized Officer and
                                     Principal Accounting Officer