Form 10-Q/A
period 1998-06-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-07-15
CIK 1055458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

          50 Braintree Hill Office Park, Braintree, Massachusetts 02184
               (Address of principal executive offices) (Zip Code)

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

                                EXPLANATORY NOTE

On May 17, 1999, the registrant announced that it had restated its consolidated financial statements for the thirty-five week period ended December 31, 1998, including the nine week period ended June 30, 1998, to recognize compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from U.S. Office Products. This amended Quarterly Report on Form 10-Q/A contains restated financial information and disclosures for the nine week period ended June 30, 1998 (See Note 4 to the condensed consolidated financial statements).

Unless otherwise stated, information in the originally filed Form 10-Q for the nine week period ended June 30, 1998 is presented as of the original filing date, and has not been updated in this amended filing. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                   FORM 10-Q/A
                                Table of Contents
                                  June 30, 1998

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at June 30, 1998 (restated) and April 25, 1998 .............3

Condensed Consolidated Statement of Income for the Nine Weeks Ended
         June 30, 1998 (restated) and the Thirteen Weeks Ended July 26, 1997.....................4

Condensed Consolidated Statement of Cash Flows for the Nine Weeks Ended
         June 30, 1998 (restated) and the Thirteen Weeks Ended July 26, 1997.....................5

Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations .............................................................................9

Risk Factors....................................................................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders ...................................21

Item 5.  Other Information .....................................................................21

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits .........................................................................21
         B.   Reports on Form 8-K ..............................................................21

Signature.......................................................................................22


                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               (IN THOUSANDS)

                                                           June 30,   April 25,
                                                            1998        1998
                                                           --------   ---------
                                                         (unaudited)
                                                         (restated)

                                   ASSETS
Current assets:
   Cash and cash equivalents............................  $  1,435    $  1,976
   Accounts receivable, net.............................    48,678      48,924
   Inventories..........................................    10,096       9,443
   Prepaid expenses and other current assets............    10,975      10,741
                                                         ----------   ---------
      Total current assets..............................    71,184      71,084


Property and equipment, net.............................  $  6,152       5,957
Goodwill, net...........................................    63,554      63,828
Other assets............................................       576         576
                                                         ----------   ---------
      Total assets......................................  $141,466    $141,445
                                                         ----------   ---------
                                                         ----------   ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt.................  $    282    $    303
   Payable to U.S. Office Products......................     3,086       4,388
   Accounts payable.....................................    17,490      16,380
   Accrued liabilities..................................    15,456      13,721
                                                         ----------   ---------
      Total current liabilities.........................    36,314      34,792

Long-term debt..........................................       278         309
Deferred income taxes...................................       890       1,025
Other long-term liabilities.............................       139          --
                                                         ----------   ---------
      Total liabilities.................................    37,621      36,126
                                                         ----------   ---------
                                                         ----------   ---------

Stockholders' equity:
   Common stock -- $0.001 par value; 150,000,000 shares
    authorized, 21,937,902 issued outstanding...........        22          --
   Additional paid-in capital...........................    94,411          --
   Divisional equity....................................        --      96,116
   Retained earnings....................................     9,412       9,203
                                                         ----------   ---------
      Total stockholders' equity........................   103,845     105,319
                                                         ----------   ---------
      Total liabilities and stockholders' equity........  $141,466    $141,445
                                                         ----------   ---------
                                                         ----------   ---------

      See accompanying notes to condensed consolidated financial statements.

                                      AZTEC TECHNOLOGY PARTNERS, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In Thousands, Except Per Share Amounts)
                                              (Unaudited)





                                                    Nine Weeks from         Thirteen Weeks from
                                                    April 26, 1998 to        April 27, 1997 to
                                                     June 30, 1998             July 26, 1997
                                                    ----------------        -------------------
                                                       (restated)

Revenues                                              $  50,708                   $  42,730


Cost of revenues                                         38,341                      33,683
                                                       ---------                   ---------


Gross profit                                             12,367                       9,047


Selling, general and administrative expenses              8,486                       6,298
Goodwill amortization expense                               274                          -
Strategic restructuring costs                             3,196                          -
                                                       ---------                   ---------
           Operating income                                 411                       2,749


Other (income) expense                                       38                         (62)
                                                       ----------                  ---------


Income before provision for income taxes                    373                       2,811


Provision for income taxes                                  164                       1,175
                                                       ----------                  ---------


Net income                                             $    209                    $  1,636
                                                       ----------                  ---------
                                                       ----------                  ---------



Weighted-average shares outstanding:
     Basic                                               25,238                      21,264
     Diluted                                             25,443                      21,630
Per share amounts:
     Basic                                             $   0.01                    $   0.08
                                                       ----------                  ---------
                                                       ----------                  ---------
     Diluted                                           $   0.01                    $   0.08
                                                       ----------                  ---------
                                                       ----------                  ---------








         See accompanying notes to condensed consolidated financial statements.

                                         AZTEC TECHNOLOGY PARTNERS, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)




                                                                    NINE WEEKS FROM        THIRTEEN WEEKS FROM
                                                                   APRIL 26, 1998 TO        APRIL 27, 1997 TO
                                                                     JUNE 30, 1998            JULY 26, 1997
                                                                   -----------------       -------------------
                                                                      (restated)

Cash flows from operating activities:
     Net income                                                        $  209                   $ 1,636
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization expense                            545                       160
         Deferred income taxes                                            291                       -
         Stock option tender offer                                      1,774                       -
         Changes in current assets and liabilities                      1,917                     3,456
                                                                      -------                   -------
           Net cash provided by operating activities                    4,736                     5,252
                                                                      -------                   -------

Cash flows from investing activities:
      Additions to property and equipment                               (466)                      (434)
      Payments of non-recurring acquisition costs                        -                         (460)
      Deposits                                                           -                        1,727
                                                                      -------                   --------
           Net cash provided by (used in) investing activities          (466)                       833
                                                                      -------                   --------

Cash flows from financing activities:
      Proceeds from issuance of long-term debt                             8                        -
      Payments of long-term debt                                         (60)                      (129)
      Payments of dividends at pooled companies                          -                       (1,320)
      Advances from (payments to) U.S. Office Products                (1,302)                    (4,801)
      Reduction of capital contribution by U.S. Office Products       (3,457)                       -
                                                                     --------                   --------
           Net cash used in financing activities                      (4,811)                    (6,250)
                                                                     --------                   --------

Net decrease in cash and cash equivalents                               (541)                      (165)
Cash and cash equivalents at beginning of period                       1,976                      1,106
                                                                     --------                   --------
Cash and cash equivalents at end of period                           $ 1,435                    $   941
                                                                     --------                   --------








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

3.       CHANGE IN FISCAL YEAR

         On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in April, to December 31. The condensed consolidated financial statements are presented for the nine weeks from April 26, 1998 to June 30, 1998 and the thirteen weeks from April 27, 1997 to July 26, 1997. Consequently, the results for the nine weeks from April 26, 1998 to June 30, 1998 are not directly comparable with the results for the thirteen weeks from April 27, 1997 to July 26, 1997 and the current periods' results are not necessarily indicative of results for full quarterly periods. The Company will file a transition report on Form 10-K covering the period April 26, 1998 to June 30, 1998 in December 1998.

4.       RESTATEMENT OF EARNINGS

         During the quarter ended March 31, 1999, the Company concluded that compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP, should be recognized over the term of the agreements, including amounts related to the nine week period ended June 30, 1998. This compensation expense results from options with a three-year guaranteed appreciation beginning May 14, 1998 and certain bonus agreements. Accordingly, compensation expense increased by $139 for the nine week period ended June 30, 1998. The effects of the restatement on the Company's consolidated financial statements are as follows:


                                                              Previously
                                                               Reported         Restated
                                                               --------         --------
         AS OF JUNE 30, 1998:

         Deferred income taxes                                $     951         $    890
         Other long-term liabilities                              -                  139
         Total liabilities                                       37,543           37,621
         Total stockholders' equity                             103,923          103,845

         NINE WEEK PERIOD ENDED JUNE 30, 1998:

         Selling, general and administrative expenses         $   8,347         $  8,486
         Net income                                                 287              209

         Net income per share:
                  Basic                                       $   0.01          $   0.01
                  Diluted                                     $   0.01          $   0.01


5.       NET INCOME PER SHARE

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

6.       SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The Company has restated its previously filed condensed consolidated financial statements as of and for the nine week period ended June 30, 1998 to recognize compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP. This compensation expense results from options with a three-year guaranteed appreciation beginning May 14, 1998 and certain bonus agreements. During the quarter ended March 31, 1999, the Company concluded that compensation expense related to these agreements should be recognized over the term of the agreements, including amounts related to the nine week period ended June 30, 1998. Accordingly, compensation expense increased by $139 for the nine week period ended June 30, 1998.

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

On July 27, 1998, the Company acquired all of the outstanding capital stock of PCM, Inc., a Chicago-based provider of network and enterprise design and implementation services, for $54 million in cash. This acquisition will be accounted for as a purchase.


RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the nine week period ended June 30, 1998 and the thirteen week period ended July 26, 1997.


                                                   NINE WEEKS FROM    THIRTEEN WEEKS FROM
                                                  APRIL 26, 1998 TO   APRIL 27, 1997 TO
                                                   JUNE 30, 1998(1)    JULY 26, 1997
                                                   ----------------    -------------

Revenues ...............................................  100.0%          100.0%
Cost of revenues .......................................   75.6            78.8
                                                          -----           -----
  Gross profit .........................................   24.4            21.2
Selling, general and administrative expenses ...........   16.7            14.7
Goodwill amortization expense ..........................    0.5              -
Strategic restructuring costs ..........................    6.3              -
                                                          -----           -----
  Operating income .....................................    0.9             6.5
Other (income) expense .................................    0.2            (0.1)
                                                          -----           -----
Income before provision for income taxes ...............    0.7             6.6
Provision for income taxes .............................    0.3             2.8
                                                          -----           -----
Net income .............................................    0.4%            3.8%
                                                          -----           -----
                                                          -----           -----

(1) As restated. See Note 4 to the Condensed Consolidated Financial Statements.

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

         Selling, general and administrative expenses increased 34.7%, from $6.3 million, or 14.7% of revenues, for the thirteen weeks ended July 26, 1997 to $8.5 million, or 16.7% of revenues, for the nine weeks ended June 30, 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to increases in corporate overhead at one of the operating companies of Aztec and increased Aztec corporate overhead due to the strategic restructuring costs incurred in connection with the spin-off from U.S. Office Products.

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

         Provision for income taxes decreased from $1.2 million for the thirteen weeks ended July 26, 1997 to $164,000 for the nine weeks ended June 30, 1998, reflecting effective tax rates of 41.8% and 44.0%, respectively. The higher effective tax rate for the nine weeks ended June 30, 1998 is the result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, Aztec had cash of $1.4 million and working capital of $34.9 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 30, 1998 was approximately $104.4 million.

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

RISK FACTORS

         Information provided by the Company from time to time, including statements in this Form 10-Q/A, which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated expense levels and such expenses as a percentage of revenues) may constitute forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Form 10-K for the fiscal year ended April 25, 1998 and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

         The Company filed a Registration Statement with the SEC for the issuance of Common Stock in an underwritten public offering that was expected to close prior to or concurrent with the Distribution. However, the Company elected not to raise additional capital through an underwritten offering at this time. The Company anticipates that its working capital from its Credit Facility and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its operations through the end of 1999. However, the Company intends to pursue acquisitions which are expected to be funded through a combination of cash and shares of Common Stock. Because of the Company's acquisition plans, there can be no assurance that additional sources of financing will not be required prior to the end of 1999.

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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AZTEC TECHNOLOGY PARTNERS, INC.
                                           BY: /s/ ROSS J. WEINTRAUB
                                                  ------------------
                                             Ross J. Weintraub
                                Vice President Finance and Corporate Controller
                                       Duly Authorized Officer and
                                       Principal Accounting Officer