Form 10-Q/A
period 1998-09-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-07-15
CIK 1055458

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                               ------------------

21,965,879 shares of the registrant's common shares, par value $0.001, were outstanding as of November 10, 1998.

                                EXPLANATORY NOTE

On May 17, 1999, the registrant announced that it had restated its consolidated financial statements for the thirty-five week period ended December 31, 1998, including the thirteen and twenty-two week periods ended September 30, 1998, to recognize compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from U.S. Office Products. This amended Quarterly Report on Form 10-Q/A contains restated financial information and disclosures for the thirteen and twenty-two week periods ended September 30, 1998 (See Note 4 to the condensed consolidated financial statements).

Unless otherwise stated, information in the originally filed Form 10-Q for the thirteen and twenty-two week periods ended September 30, 1998 is presented as of the original filing date, and has not been updated in this amended filing. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                   FORM 10-Q/A
                                Table of Contents
                               September 30, 1998



                                                                                            Page
                                                                                           ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 1998 (restated) and April 25, 1998     3

Condensed Consolidated Statement of Income for the Thirteen Weeks Ended September 30,
         1998 (restated), the Thirteen Weeks Ended October 25, 1997, the Twenty Two Weeks
          Ended September 30, 1998 (restated), and the Twenty Six Weeks Ended
         October 25, 1997 ...............................................................    4

Condensed Consolidated Statement of Cash Flows for the Twenty Two Weeks Ended
         September 30, 1998 (restated) and the Twenty Six Weeks Ended
         October 25, 1997 ...............................................................    5

Notes to Condensed Consolidated Financial Statements ....................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations .....................................................................   10

Year 2000 Readiness Disclosure Statements ...............................................   13

Risk Factors ............................................................................   15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................................   24
Item 4. Submission of Matters to a Vote of Security Holders .............................   24
Item 5. Other Information ...............................................................   25
Item 6. Exhibits and Reports on Form 8-K
        A. Exhibits .....................................................................   25
        B. Reports on Form 8-K ..........................................................   25

Signature ...............................................................................   26


                        PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       AZTEC TECHNOLOGY PARTNERS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (In Thousands)



                                                    September 30,     April 25,
                                                        1998            1998
                                                    -------------     ---------
                                                    (unaudited)
                                                    (restated)

                                 ASSETS

Current assets:
  Cash and cash equivalents                            $  5,886        $  1,976
  Accounts receivable, net                               57,755          48,924
  Inventories                                            10,648           9,443
  Prepaid expenses and other current assets              14,025          10,741
                                                       --------        --------
    Total current assets                                 88,314          71,084

Property and equipment, net                               6,974           5,957
Intangibles, net                                        129,645          63,828
Other assets                                              2,004             576
                                                       --------        --------
    Total assets                                       $226,937        $141,445
                                                       --------        --------
                                                       --------        --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                 $  5,641        $    303
  Payable to U.S. Office Products                         3,914           4,388
  Accounts payable                                       22,702          16,380
  Accrued liabilities                                    18,379          13,721
                                                       --------        --------
    Total current liabilities                            50,636          34,792

Long-term debt                                           69,145             309
Deferred income taxes                                       763           1,025
Other long-term liabilities                                 418            --
                                                       --------        --------
    Total liabilities                                   120,962          36,126
                                                       --------        --------
Stockholders' equity:
  Common stock - $0.001 par value; 150,000,000
   shares authorized, 21,965,879 issued and
   outstanding                                               22            --
  Additional paid-in-capital                             93,584            --
  Divisional equity                                        --            96,116
  Retained earnings                                      12,369           9,203
                                                       --------        --------
    Total stockholders' equity                          105,975         105,319
                                                       --------        --------
    Total liabilities and stockholders' equity         $226,937        $141,445
                                                       --------        --------
                                                       --------        --------


     See accompanying notes to condensed consolidated financial statements.

                              AZTEC TECHNOLOGY PARTNERS, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (In Thousands, Except Per Share Amounts)
                                        (Unaudited)


                                                   13 Weeks from        13 Weeks from       22 Weeks from         26 Weeks from
                                                  July 1, 1998 to      July 27, 1997 to    April 26, 1998 to     April 27, 1997 to
                                                 September 30, 1998    October 25, 1997    September 30, 1998     October 25, 1997
                                                 ------------------    ----------------    ------------------    -----------------
                                                     (restated)                                (restated)

Revenues                                             $   78,102             $ 36,875             $  128,810           $  79,605
Cost of revenues                                         58,697               27,157                 97,038              60,840
                                                      -----------           ----------           -----------          ----------
Gross profit                                             19,405                9,718                 31,772              18,765
Selling, general and administrative expenses             12,752                5,997                 21,238              12,295
Goodwill amortization expense                               793                   34                  1,067                  34
Strategic restructuring costs                              --                   --                    3,196                  --
                                                      -----------           ----------           -----------          ----------
     Operating Income                                     5,860                3,687                  6,271               6,436
Other (income) expense                                      488                 (144)                   526                (206)
                                                      -----------           ----------           -----------          ----------
Income before provision for income taxes                  5,372                3,831                  5,745               6,642
Provision for income taxes                                2,415                1,598                  2,579               2,773
                                                      -----------           ----------           -----------          ----------
Net Income                                             $  2,957              $ 2,233               $  3,166            $  3,869
                                                      -----------           ----------           -----------          ----------
                                                      -----------           ----------           -----------          ----------
Weighted-average shares outstanding:
   Basic                                                 21,963               22,080                 23,350              21,672
   Diluted                                               21,963               22,666                 23,433              21,148
 Per share amounts:
   Basic                                              $    0.13             $   0.10             $     0.14           $    0.18
                                                      -----------           ----------           -----------          ----------
                                                      -----------           ----------           -----------          ----------
   Diluted                                             $   0.13              $  0.10               $   0.14             $  0.17
                                                      -----------           ----------           -----------          ----------
                                                      -----------           ----------           -----------          ----------

    See accompanying notes to condensed consolidated financial statements.

                                     AZTEC TECHNOLOGY PARTNERS, INC.
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (In Thousands)
                                               (Unaudited)

                                                                         22 Weeks from                 26 Weeks from
                                                                         April 26, 1998              April 27, 1997 to
                                                                       September 30, 1998             October 25, 1997
                                                                       ------------------           ------------------
                                                                          (restated)

Cash flows from operating activities:
    Net income                                                               $   3,166                   $   3,869
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization expense                                   1,874                         416
         Deferred income taxes                                                     164                        --
         Stock option tender offer                                               1,774                        --
         Changes in current assets and liabilities                                 680                       4,988
                                                                             ---------                   ---------
            Net cash provided by operating activities                            7,658                       9,273
                                                                             ---------                   ---------

Cash flows from investing activities:
    Cash (paid) received in acquisitions                                       (69,795)                        182
    Additions to property and equipment                                         (1,540)                       (838)
    Payments of non-recurring acquisition costs                                   --                          (460)
    Deposits                                                                      --                         1,727
                                                                             ---------                   ---------
            Net cash provided by (used in) investing activities                (71,335)                        611
                                                                             ---------                   ---------

Cash flows from financing activities:
    Proceeds from (payments of) short-term debt, net                              --                        (1,103)
    Proceeds from issuance of long-term debt                                    74,200                        --
    Payments of long-term debt                                                     (55)                       (843)
    Debt issuance costs                                                         (1,800)                       --
    Payments of dividends at pooled companies                                     --                        (1,320)
    Advances from (payments to) U.S. Office Products                              (474)                     (7,145)
    Reduction of capital contribution by U.S. Office Products                   (4,284)                       --
                                                                             ---------                   ---------
            Net cash used in financing activities                               67,587                     (10,411)
                                                                            ----------                  ----------

Net increase (decrease) in cash and cash equivalents                             3,910                        (527)
Cash and cash equivalents at beginning of period                                 1,976                       1,106
                                                                            ----------                  ----------
Cash and cash equivalents at end of period                                   $   5,886                   $     579
                                                                            ----------                  ----------
                                                                            ----------                  ----------


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

4.   RESTATEMENT OF EARNINGS

     During the quarter ended March 31, 1999, the Company concluded that compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP, should be recognized over the term of the agreements, including amounts related to the thirteen and twenty-two week periods ended September 30, 1998. This compensation expense results from options with a three-year guaranteed appreciation beginning May 14, 1998 and certain bonus agreements. Accordingly, compensation expense increased by $279 and $418, respectively, for the thirteen and twenty-two week periods ended September 30, 1998. The effects of the restatement on the Company's consolidated financial statements are as follows:




                                                  Previously
                                                   Reported     Restated
                                                  ----------    --------

AS OF SEPTEMBER 30, 1998:

Deferred income taxes                               $    951    $    763
Other long-term liabilities                             --           418
Total liabilities                                    120,732     120,962
Total stockholders' equity                           106,205     105,975


THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 1998:

Selling, general and administrative expenses        $ 12,473    $ 12,752
Net income                                             3,109       2,957

Net income per share:
         Basic                                      $   0.14    $   0.13
         Diluted                                    $   0.14    $   0.13


TWENTY-TWO WEEK PERIOD ENDED SEPTEMBER 30, 1998:

Selling, general and administrative expenses        $ 20,820    $ 21,238
Net income                                             3,396       3,166

Net income per share:
         Basic                                      $   0.15    $   0.14
         Diluted                                    $   0.14    $   0.14

5.   CREDIT FACILITY

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


6.   ACQUISITIONS OF SUBSIDIARIES

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



                                            22 Weeks from             26 Weeks from
                                          April 26, 1998 to        April 27, 1997 to
                                          September 30, 1998       October 25, 1997
                                          ------------------       -----------------
                                              (restated)


     Total revenues                           $134,562                 $96,482
                                              ---------                -------
                                              ---------                -------

     Net income                               $  2,890                 $ 3,959
                                              ---------                -------
                                              ---------                -------

     Net income per share:

     Basic                                        0.12                    0.18
                                              ---------                -------
                                              ---------                -------
     Diluted                                      0.12                    0.18
                                              ---------                -------
                                              ---------                -------


     The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     On September 17, 1998, the Company acquired all of the outstanding capital stock of McDowell, Tucker & Co., Inc. and Softech Communications, Inc. (collectively, ("MTC") a

     Plano, Texas based technology resources company providing software programming and systems expertise outsourcing. The Company paid approximately $16 million in cash, less a $1.6 million hold back to secure certain obligations, plus an earnout over the next two years. The acquisition will be accounted for as a purchase.

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

8.   SUBSEQUENT EVENTS

     On October 2, 1998, the Company acquired all of the outstanding capital stock of Solutions ETC, Inc.("Solutions"), a Woburn, Massachusetts based provider of network and enterprise design services, for $12 million in cash, less a $1.2 million hold back to secure certain obligations. The acquisition will be accounted for as a purchase. On November 12, 1998, the Company announced that Ahmad Shreateh, former owner and president of its recently acquired subsidiary, Solutions, was arrested in San Francisco, California by federal authorities on charges of wire and mail fraud. The charges stem from fraudulent records presented in connection with the sale of Solutions to the Company on October 2, 1998 for $12 million subject to a $1.2 million hold back. The fraudulent records materially overstated the revenues and related items of Solutions. Based upon the Company's preliminary analysis, the Company does not expect this event to have a material impact on its financial position or on the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT

     The Company has restated its previously filed condensed consolidated financial statements as of and for the thirteen and twenty-two week periods ended September 30, 1998 to recognize compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP. This compensation expense results from options with a three-year guaranteed appreciation beginning May 14, 1998 and certain bonus agreements. During the quarter ended March 31, 1999, the Company concluded that compensation expense related to these agreements should be recognized over the term of the agreements, including amounts related to the thirteen and twenty-two week periods ended September 30, 1998. Accordingly, compensation expense increased by $279 and $418, respectively, for the thirteen and twenty-two week periods ended September 30, 1998.

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

     On October 2, 1998, the Company acquired all of the outstanding capital stock of Solutions ETC, Inc. ("Solutions"), a Woburn, Massachusetts based provider of network and enterprise design services for $12 million in cash, less a $1.2 million hold back to secure certain obligations. The acquisition will be accounted for as a purchase. On November 12, 1998, the Company announced that Ahmad Shreateh, former owner and president of its recently acquired subsidiary, Solutions, was arrested in San Francisco, California by federal authorities on charges of wire and mail fraud. The charges stem from fraudulent records presented in connection with the sale of Solutions to the Company on October 2, 1998 for $12 million subject to a $1.2 million hold back. The fraudulent records materially overstated the revenues and related items of Solutions. Based upon the Company's preliminary analysis, the Company does not expect this event to have a material impact on its financial position or on the results of operations.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of revenues for the thirteen week periods ended September 30, 1998 and October 25, 1997, the twenty-two week period ended September 30, 1998 and the twenty-six week period ended October 25, 1997.


                                                      July 1, 1998 to    July 27, 1997 to    April 26, 1998 to   April 27, 1997 to
                                                    September 30, 1998   October 25, 1997   September 30, 1998   October 25, 1997
                                                    ------------------   ----------------   ------------------   -----------------
                                                            (1)                                    (1)
Revenues                                                  100.0%              100.0%              100.0%                100.0%
Cost of revenues                                           75.2%               73.6%               75.3%                 76.4%
                                                          ------              ------              ------                ------
  Gross profit                                             24.8%               26.4%               24.7%                 23.6%
Selling, general and administrative expenses               16.3%               16.3%               16.5%                 15.4%
Goodwill amortization expense                               1.0%                0.1%                0.8%                  0.0%
Strategic restructing costs                                 0.0%                0.0%                2.5%                  0.0%
                                                          ------              ------              ------                ------
  Operating income                                          7.5%               10.0%                4.9%                  8.2%
Other (income) expense, net                                 0.6%               (0.4)%               0.4%                 (0.3)%
                                                          ------              ------              ------                ------
Income before provision for income taxes                    6.9%               10.4%                4.5%                  8.5%
Provision for income taxes                                  3.1%                4.3%                2.0%                  3.5%
                                                          ------              ------              ------                ------
Net income                                                  3.8%                6.1%                2.5%                  5.0%
                                                          ------              ------              ------                ------
                                                          ------              ------              ------                ------


(1) As restated. See Note 4 to the Condensed Consolidated Financial Statements.


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

     Selling, general and administrative (SG&A) expenses increased 112.6%, from $6.0 million, or 16.3% of revenues, for the thirteen week period ended October 25, 1997 to $12.8 million, or 16.3% of revenues, for the thirteen week period ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses in the thirteen week period ended September 30, 1998 were flat as compared with the thirteen week period ended October 25, 1997.

     Other (Income) expense, net decreased $632,000, from other income of $144,000 in the thirteen weeks ended October 25, 1997 to other expense of $488,000 in the thirteen week period ended September 30, 1998 primarily due to increases in long-term debt as a result of the acquisition of PCM and MTC in the current period.

     Provision for income taxes increased from $1.6 million in the thirteen week period ended October 25, 1997 to $2.4 million in the thirteen week period ended September 30, 1998, reflecting effective tax rates of 41.7% and 45.0% respectively. The higher effective tax rate for the thirteen week period ended September 30, 1998 is the result of an increase in non-deductible goodwill amortization.

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

     SG&A expenses increased 72.7% from $12.3 million or 15.4% of revenues for the twenty six week period ended October 25, 1997 to $21.2 million or 16.5% of revenues for the twenty two week period ended September 30, 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to increased corporate overhead due to the spin-off from U.S. Office Products including the costs of being an independent publicly traded company.

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

     Provision for income taxes was $2.8 million in the twenty six week period ended October 25, 1997 and $2.6 million in the twenty two week period ended September 30, 1998, reflecting effective tax rates of 41.7% and 44.9% respectively. The higher effective tax rate for the twenty two week period ended September 30, 1998 is the result of an increase in non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, Aztec had cash of $5.9 million and working capital of $37.7 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at September 30, 1998 was approximately $180.8 million.

     During the twenty two week period ended September 30, 1998, net cash provided by operating activities was $7.7 million. Net cash used in investing activities was $71.3 million, which consisted of the acquisitions of PCM and MTC of $69.8 million and additions of property, plant, and equipment of $1.5 million. Net cash provided by financing activities was $67.6 million, including $73.9 million of long-term debt from the credit facility, a $4.3 million reduction in the capital contributed by U.S. Office Products as a result of the spin-off, and $474,000 paid to U.S. Office Products as part of U.S. Office Products centralized cash management process, prior to the spin-off of Aztec Technology Partners, Inc. from U.S. Office Products.

     During the twenty six week period ended October 25, 1997, net cash provided by operating activities was $9.3 million. Net cash provided by investing activities was $611,000, which consisted primarily of $838,000 of additions to property and equipment and $460,000 of payments of non-recurring acquisition costs, which was offset by $182,000 of cash received in acquisitions and by $1.7 million in deposits held by acquired companies. Net cash used in financing activities of $10.4 million resulted from the $7.1 million paid to U.S. Office Products as part of U.S. Office Products' centralized cash management process, $1.3 million of payments of dividends by pooled companies and payment of short-term debt of $1.1 million..

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

NON-IT RELATED SYSTEMS

     The Company has begun an assessment of its exposure to Year 2000 problems related to Non-IT systems. Major Non-IT systems utilized by the company include telephone and building security systems as well as other equipment with "embedded chips". If the company determines that any Non-IT related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of Year 2000 remediation and determine a Year 2000 plan including solution evaluation, implementation monitoring results and contingency planning. Assurances regarding Year 2000 compliance for Non-IT related system vendors are being handled in the same way as other third parties (refer to Third Parties section). The Company expects to complete its assessment of Year 2000 compliance for Non-IT related systems in the first half of 1999 and will then determine the Year 2000 plan.

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

RISKS

     Although the Company, based on its analysis to date, does not believe that it will incur any material costs or experience material disruptions in its business, there can be no assurances that the Company and/or its third parties, customers or suppliers will successfully become Year 2000 compliant on a timely basis and thus will not experience serious unanticipated negative consequences and/or material costs. Undetected errors or defects in the technology used for its systems, which include hardware and software, and/or defects in the systems of the Company's third parties, could cause these consequences. The most reasonably likely worst case scenario would include 1) hardware failure, and/or
2) software failure resulting in an inability to receive orders from customers or shipments from suppliers or to bill customers and pay vendors and/or 3) failure of infrastructure services provided by third parties (such as phone systems and building security systems).

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

ABSENCE OF HISTORY AS A STAND-ALONE COMPANY

     Aztec is the product of the consolidation of thirteen regional IT solutions companies. Prior to June 9, 1998, Aztec had not operated as an independent entity. The operations of Aztec as a stand-alone, consolidated entity may place significant demands on Aztec's management, operational, and technical resources. Prior to the spin-off from U.S. Office Products ("Distribution"), certain administrative functions relating to Aztec's business (including some legal and accounting services) were handled by U.S. Office Products. Aztec's future performance will depend on its ability to function as a stand-alone entity, to finance and manage expanding operations, and to adapt its information systems to changes in its business. Aztec's expenses are higher than when it was a part of U.S. Office Products.

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

     On the Distribution Date, Jonathan J. Ledecky, Chairman of the U.S. Office Products Board of Directors, received 1,660,500 options for shares of the Company's common stock and shares of each of the other Spin-Off Companies exercisable for 7.5% of the common stock of each of the other Spin-Off Companies. As a result, Mr. Ledecky has interests in the Distributions that differ in certain respects from, and may conflict with, the interests of other stockholders of U.S. Office Products and Aztec.

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

MATERIAL AMOUNT OF GOODWILL

     As of September 30, 1998, approximately $129.6 million, or 57.1% of Aztec's total assets and 122.3% of Aztec's stockholders' equity represents goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 25-40 years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock. Aztec believes that anticipated cash flows associated with intangible assets recognized in the acquisitions completed to date will continue over the period during which the associated goodwill will be amortized, and there is no persuasive evidence that any material portion will dissipate during such period.

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

RISK OF LOSS FROM POSSIBLE FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE

     See the Company's disclosure under "YEAR 2000 READINESS DISCLOSURE STATEMENTS" above.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                           The Company and USOP have has entered into tolling
                  agreements with the sellers of two businesses that USOP acquired in the fall of 1997 and that were spun off to Aztec in the Distribution. In the case of the claims subject to the tolling agreements, the former sellers claim that USOP failed to disclose certain material facts during USOP's acquisition of the two businesses. The former sellers also claim that they were given assurances that they would be compensated for damages suffered by them as the result of the drop in the value of the USOP stock that they had received. The claims asserted by the former sellers that are subject to the tolling agreements amount to approximately $11.5 million. USOP has indicated that it believes that, if claims are asserted against it as a result of such disputes, some or all of such claims may be subject to indemnification by the Company and the other Spin-Off Companies under the terms of the Distribution Agreement between USOP and the Spin-Off Companies that was executed in connection with USOP's strategic restructuring plan.

         .                 On November 12, 1998, the Company announced that
                  Ahmad Shreateh, former owner and president of its recently acquired subsidiary, Solutions, was arrested in San Francisco, California by federal authorities on charges of wire and mail fraud. The charges stem from fraudulent records presented in connection with the sale of Solutions to the Company on October 2, 1998 for $12 million subject to a $1.2 million hold back. The fraudulent records materially overstated the revenues and related items of Solutions. Based upon the Company's preliminary analysis, the Company does not expect this event to have a material impact on its financial position or on the results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The annual meeting of stockholders of the Company
                  was held on September 25, 1998. The stockholders of the Company elected one member of the Board of Directors, ratified the adoption of the 1998 Employee Stock Purchase Plan, and ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for 1998. In addition to Johathan J. Ledecky, the term of office as a director for Clifford Mitman, Jr., Benjamin Tandowski, James E. Claypoole and Lawrence M. Howell, continued after the annual meeting.


                                                                  NUMBER OF SHARES OF COMMON STOCK
                                                     ----------------------------------------------------
                                                        FOR           AGAINST      ABSTAINED   WITHHELD
                                                     ----------      ---------     ---------   --------

                  Election of Jonathan J. Ledecky
                  as Director of the Company         17,409,073                                963,335

                  Ratification of 1998 Employee
                  Stock Purchase Plan                17,976,107       350,057        46,244

                  Selection of
                  PricewaterhouseCoopers LLP         18,190,415       163,375        18,618


ITEM 5            OTHER INFORMATION

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.                Exhibits

                  Documents listed below are not being filed herewith, and pursuant to Rule 12b-32 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 0-24417.

                  10.15 (1)  Agreement and Plan of Reorganization By and
                             Among the Registrant, PCM Merger Corporation, PCM, Inc., Avi Shaked, Babs Waldman and Benjamin Beiler, dated as of July 27, 1998.

                  10.16 (2)  Revolving Credit Agreement By and Among the
                             registrant and BankBoston, N.A., dated as of July 27, 1998.

                  10.17 (2)  Amended and Restated 1998 Employee Stock Purchase
                             Plan.

                  (1) Previously filed with the Current Report on Form 8-K filed
                      August 12, 1998.

                  (2) Previously filed with the Quarterly Report on Form 10-Q filed November 16, 1998.

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



                                  AZTEC TECHNOLOGY PARTNERS, INC.
                                  BY:  /s/ ROSS J. WEINTRAUB
                                       ---------------------------
                                           Ross J. Weintraub
                            Vice President Finance and Corporate Controller
                                       Duly Authorized Officer and
                                       Principal Accounting Officer