Form 10-K/A
period 1998-12-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-08-04
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

                            ------------------------

       Registrant's telephone number, including area code: (781) 849-1702
                            ------------------------

        Securities registreed pursuant to Section 12(b) of the Act: None

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


    On May 17, 1999, the registrant announced that it had restated its consolidated financial statements for the thirty-five week period ended December 31, 1998 to recognize compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from U.S. Office Products. This amended Annual Report on Form 10-K/A contains restated financial information and disclosures for the thirty-five week period ended December 31, 1998 (See Note 3 to the Consolidated Financial Statements).


    Unless otherwise stated, information in the originally filed Form 10-K for the thirty-five week period ended December 31, 1998 is presented as of the original filing date, and has not been updated in this amended filing. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

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

ENTRA COMPUTER CORP.

    Entra Computer provides Web and Network solutions including designing and integrating client enterprises and providing vertical market, integrated applications. Entra's engineering staff includes a dedicated team that provides training for operating systems and applications. Founded in 1984, Entra is headquartered in Canfield, Ohio.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the Nasdaq National Market under the trading symbol "AZTC". The shares were first listed on June 10, 1998. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock:

TRANSITION YEAR 1998:                                                           HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
June 10, 1998--June 30, 1998................................................  $   11.00  $    7.50
July 1, 1998--September 30, 1998............................................  $   10.12  $    4.75
October 1, 1998--December 31, 1998..........................................  $    7.00  $    2.37

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

                           SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FISCAL YEAR ENDED,      THIRTY-FIVE    THIRTY-FIVE
                                              FISCAL YEAR ENDED MARCH 31,    ------------------------   WEEKS ENDED    WEEKS ENDED
                                            -------------------------------   APRIL 26,    APRIL 25,   DECEMBER 31,   DECEMBER 31,
                                              1994       1995       1996        1997         1998          1997          1998(3)
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
Statement of Income Data:
  Revenues................................  $  58,979  $  88,999  $ 114,055   $ 136,278    $ 208,341     $ 122,186      $ 229,356
  Cost of revenues........................     43,630     65,858     84,113     102,129      158,317        91,971        174,779
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Gross profit............................     15,349     23,141     29,942      34,149       50,024        30,215         54,577
  Selling, general and administrative
    expense...............................     11,218     14,942     20,510      21,525       35,185        20,159         37,885
  Amortization of intangibles.............                                                       840           282          2,389
  Strategic restructuring costs...........                                                     1,750                        4,330
  Non-recurring acquisition costs.........                                        2,274
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Operating income........................      4,131      8,199      9,432      10,350       12,249         9,774          9,973
  Interest expense........................        297        331        420         324          807           358          2,662
  Interest income.........................        (54)      (118)      (416)       (168)        (785)         (316)          (172)
  Other income............................        (75)      (111)      (964)        (53)         (44)           (8)          (186)
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Income before provision for income
    taxes.................................      3,963      8,097     10,392      10,247       12,271         9,740          7,669
  Provision for income taxes(2)...........        232        401        750       3,524        5,797         4,169          3,512
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Net income..............................  $   3,731  $   7,696  $   9,642   $   6,723    $   6,474     $   5,571      $   4,157
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
Per share amounts:
  Basic...................................  $    0.42  $    0.84  $    0.71   $    0.37    $    0.27     $    0.25      $    0.18
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
  Diluted.................................  $    0.42  $    0.84  $    0.71   $    0.37    $    0.27     $    0.24      $    0.18
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
                                            ---------  ---------  ---------  -----------  -----------  -------------  -------------
Weighted average shares outstanding:
  Basic...................................      8,852      9,112     13,509      18,005       23,911        22,637         22,839
  Diluted.................................      8,852      9,141     13,675      18,352       24,385        23,120         22,974

                                                                          MARCH
                                                             -------------------------------   APRIL 26,    APRIL 25,
                                                               1994       1995       1996        1997         1998
                                                             ---------  ---------  ---------  -----------  -----------
Balance Sheet Data:
Working capital............................................  $   5,623  $  10,669  $   8,664   $  13,268    $  36,292
Total assets...............................................     16,423     28,106     33,945      37,311      141,445
Long-term debt, less current portion.......................        461      1,524        799         167          309
Long-term payable to USOP..................................                                        4,786
Stockholders' equity.......................................      6,745     11,062     10,497      11,626      105,319


                                                             DECEMBER 31,
                                                                1998(3)
                                                             -------------
Balance Sheet Data:
Working capital............................................    $  58,431
Total assets...............................................      260,519
Long-term debt, less current portion.......................       90,218
Long-term payable to USOP..................................
Stockholders' equity.......................................      106,966

------------------------------


(1) The historical financial information of the five companies acquired by Aztec during the period from October 1996 through April 1997 in acquisitions accounted for under the pooling-of-interests method of accounting (the "Pooled Companies") has been combined on an historical cost basis in accordance with GAAP to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the eight companies acquired prior to December 31, 1998, in acquisitions accounted for under the purchase method of accounting (the "Purchased Companies") is included from the dates of their respective acquisitions. See Note 5 of Notes to the Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.


(2) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of acquisitions by the Company and as a result, the federal tax on their income was the responsibility of the individual stockholders. Accordingly, those specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

(3) As restated. See Note 3 to the Consolidated Financial Statements.

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

    The following discussion includes unaudited financial statements for the thirty-five week period ended December 31, 1997, representing the previous period most comparable to the thirty-five week period ended December 31, 1998. The discussion should be read in conjunction with Aztec's consolidated financial statements and related notes thereto appearing elsewhere in this Transition Report.

RECENT INFORMATION


    As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company has restated its previously issued consolidated financial statements as of and for the thirty five week period ended December 31, 1998 to recognize compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP. This compensation expense results from options with a three-year guaranteed appreciation beginning May 14, 1998 and certain bonus agreements. During the quarter ended March 31, 1999, the Company concluded that compensation expense related to these agreements should be recognized over the term of the agreements, including amounts related to the thirty five week period ended December 31, 1998. Accordingly, compensation expense increased by $949 for the thirty five week period ended December 31, 1998.


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


                                                       FISCAL YEAR ENDED                        THIRTY-FIVE      THIRTY-FIVE
                                                   --------------------------                   WEEKS ENDED      WEEKS ENDED
                                                     MARCH 31,     APRIL 26,     APRIL 25,     DECEMBER 31,     DECEMBER 31,
                                                       1996          1997          1998            1997            1998(1)
                                                   -------------  -----------  -------------  ---------------  ---------------
                                                                               (UNAUDITED)
Statement of Income Data:
  Revenues.......................................        100.0%        100.0%        100.0%          100.0%           100.0%
  Cost of revenues...............................         73.7%         74.9          76.0            75.3             76.2
                                                         -----         -----         -----           -----            -----
    Gross profit.................................         26.3          25.1          24.0            24.7             23.8
  Selling, general and administrative expense....         18.0          15.8          16.9            16.5             16.5
  Amortization of intangibles....................                                      0.4              .2              1.0
  Strategic restructuring costs..................                                      0.8                              1.9
  Non-recurring acquisition costs................                        1.7
                                                         -----         -----         -----           -----            -----
    Operating income.............................          8.3           7.6           5.9             8.0              4.4
  Interest expense, net..........................                        0.1                                            1.1
  Other income...................................         (0.8)                                                         (.1)
                                                         -----         -----         -----           -----            -----
    Income before provision for income taxes.....          9.1           7.5           5.9             8.0              3.4
  Provision for income taxes.....................          0.6           2.6           2.8             3.4              1.6
                                                         -----         -----         -----           -----            -----
    Net income...................................          8.5%          4.9%          3.1%            4.6%             1.8%
                                                         -----         -----         -----           -----            -----
                                                         -----         -----         -----           -----            -----


------------------------------

(1) As restated. See Note 3 to the Consolidated Financial Statements.

COMPARISON OF THE THIRTY-FIVE WEEK PERIODS ENDED DECEMBER 31, 1998 TO DECEMBER
  31, 1997

    REVENUES. Consolidated revenues increased 87.7% from $122.2 million for the thirty-five week period ended December 31, 1997, to $229.4 million for the thirty-five week period ended December 31, 1998. This increase was due primarily to revenue from Aztec's expanded customer base, resulting from revenues of companies acquired during September and October 1997 and during the second-half of calendar 1998. In addition, increased revenue from existing companies, primarily in the Web and network integration sector and the software development and customization sector, contributed to the Company's revenue growth.

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


    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 87.9%, from $20.2 million, or 16.5% of revenues, for the thirty-five week period ended December 31, 1997, to $37.9 million, or 16.5% of revenues, for the thirty-five week period ended December 31, 1998. This increase was due primarily to incremental general and administrative expenses of acquired companies and corporate overhead costs associated with the spin-off from U.S. Office Products, including the costs associated with being an independent, publicly-traded company. As a percentage of revenues, selling, general and administrative expenses for the thirty-five week period ended December 31, 1998 were flat as compared with the thirty-five week period ended December 31, 1997.


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

    PROVISION FOR INCOME TAXES. Provision for income taxes decreased from $4.2 million for the thirty-five week period ended December 31, 1997, to $3.5 million for the thirty-five week period ended December 31, 1998, reflecting effective tax rates of 42.8% and 45.8%, respectively. The higher effective tax rate for the thirty-five week period ended December 31, 1998, is the result of the increase in non-deductible goodwill amortization related to the Company's acquisitions in September and October 1997.

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

LIQUIDITY AND CAPITAL RESOURCES


    At December 31, 1998, Aztec had cash of $8.8 million and working capital of $58.4 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at December 31, 1998, was $197.4 million.


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

    The Company anticipates that its working capital line of credit and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its existing operations through the end of calendar 1999. Since the spin-off, the Company has acquired entities as part of its growth strategy. However, the Company does not believe that new acquisitions will constitute a part of its growth strategy in the near future.

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

COST OF REMEDIATION

    The Company estimates that the total cost of remediation for all three categories of year 2000 problems will be approximately $2.2 million, of which, to date, approximately $695,000 has been incurred. The majority of these costs represent implementation of new systems and thus, have been capitalized as of December 31, 1998. The source of funds for the Company's Year 2000 plan is from operating cash flows. No other IT projects have been deferred by the Company due to Year 2000 efforts.

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

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

    As of December 31, 1998, approximately $129.8 million, or 50.0% of Aztec's total assets, and 121.3% of Aztec's stockholders' equity constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

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

    (c) Exhibits

EXHIBIT                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

 10.8**+      1998 Stock Incentive Plan

 10.9*+       Form of Employment Agreement between Aztec and Jonathan Ledecky

 10.10**+     Employment Agreement between Aztec and James Claypoole

 10.11*+      Form of Employment Agreement between Aztec and Douglas Johnson

 10.12*+      Form of Employment Agreement between Aztec and Ira Cohen

EXHIBIT                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

 21*****      Subsidiaries of Registrant

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

***** Incorporated herein by reference to the Company's Form 10-K filed on March 31, 1999.

+ Denotes management contract or compensatory plan or arrangement.

c Confidential materials were omitted and filed separately with the Securities and Exchange Commission.



    The exhibits listed above are not contained in the copy of the Transition Report distributed to stockholders. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Securities and Exchange Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1999.


                                AZTEC TECHNOLOGY PARTNERS, INC.

                                By:
                                     -----------------------------------------
                                                 James E. Claypoole
                                         CHAIRMAN OF THE BOARD OF DIRECTORS
                                            AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant the capacities and on the dates indicated.


          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board of
                                  Directors and Chief
------------------------------    Executive Officer                July 27, 1999
      James E. Claypoole          (Principal Executive
                                  Officer)

                                Vice President Finance and
                                  Chief Financial Officer
------------------------------    (Principal Financial             July 27, 1999
      Ross J. Weintraub           Officer and Principal
                                  Accounting Officer)

                                Director
------------------------------                                     July 27, 1999
      Lawrence M. Howell

                                Director
------------------------------                                     July 27, 1999
     Jonathan J. Ledecky

                                Director
------------------------------                                     July 27, 1999
     Clifford Mitman, Jr.

                                Director
------------------------------                                     July 27, 1999
      Benjamin Tandowski

                        AZTEC TECHNOLOGY PARTNERS, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------
Report of PricewaterhouseCoopers LLP, Independent Accountants..............................................        F-2
Report of Rubin, Koehmstedt and Nadler, Independent Auditors...............................................        F-3
Consolidated Balance Sheet as of December 31, 1998 (restated), April 25, 1998 and
  April 26, 1997...........................................................................................        F-4
Consolidated Statement of Income for the thirty-five weeks from April 26, 1998 to
  December 31, 1998 (restated), and fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996...        F-5
Consolidated Statement of Stockholders' Equity for the thirty-five weeks from April 26, 1998 to December
  31, 1998 (restated), and fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996............        F-6
Consolidated Statement of Cash Flows for the thirty-five weeks from April 26, 1998 to December 31, 1998
  (restated), and fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996.....................        F-7
Notes to Consolidated Financial Statements.................................................................        F-9
Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts and Reserves..............................................       F-33
  All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aztec Technology Partners, Inc.


    In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 after the restatement described in Note 3, present fairly, in all material respects, the financial position of Aztec Technology Partners, Inc. ("Aztec") and its subsidiaries at December 31, 1998, April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for the thirty-five weeks ended December 31, 1998 and for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index on page F-1, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of Aztec's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Fortran Corp., a wholly-owned subsidiary, which statements reflect total revenues of $20,775,000 for the fiscal year ended March 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fortran Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Boston, Massachusetts
March 3, 1999, except for
Note 3, as to which the date
is July 21, 1999

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

RUBIN, KOEHMSTEDT AND NADLER
Springfield, Virginia
June 7, 1996, except for Note 9,
as to which the date is
October 24, 1996

                        AZTEC TECHNOLOGY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)


                                               DECEMBER 31,   APRIL 25,   APRIL 26,
                                                   1998         1998        1997
                                               ------------   ---------   ---------
                                                (RESTATED,
                                               SEE NOTE 3)
                                      ASSETS
Current assets:
  Cash and cash equivalents..................    $  8,763     $   1,976    $  1,106
  Accounts receivable, less allowance for
    doubtful accounts of $2,610, $1,626 and
    $351, respectively.......................      74,138        48,924      22,342
  Inventories................................      11,323         9,443       3,904
  Receivable from U.S. Office Products.......                                 1,216
  Unbilled percentage of completion
    revenues.................................       5,922         4,557       2,871
  Other receivable...........................      10,550
  Prepaid expenses and other current
    assets...................................      10,232         6,184       1,704
                                               ------------   ---------   ---------
      Total current assets...................     120,928        71,084      33,143
Property and equipment, net..................       7,603         5,957       2,163
Intangibles, net.............................     129,792        63,828
Other assets.................................       2,196           576       2,005
                                               ------------   ---------   ---------
      Total assets...........................    $260,519     $ 141,445    $ 37,311
                                               ------------   ---------   ---------
                                               ------------   ---------   ---------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.......    $    216     $     303    $     76
  Payable to U.S. Office Products............                     4,388
  Accounts payable...........................      43,937        16,380      11,803
  Accrued compensation.......................       5,791         4,692       1,651
  Deferred revenue...........................       4,732         4,843       2,499
  Accrued subchapter S corporation
    distributions............................                                 1,320
  Other accrued liabilities..................       7,821         4,186       2,526
                                               ------------   ---------   ---------
      Total current liabilities..............      62,497        34,792      19,875
Long-term debt...............................      90,218           309         167
Long-term payable to U.S. Office Products....                                 4,786
Deferred income taxes........................         141         1,025         857
Other long-term liabilities..................         697
                                               ------------   ---------   ---------
      Total liabilities......................     153,553        36,126      25,685
                                               ------------   ---------   ---------
Commitments and contingencies--Note 11
Stockholders' equity:
  Common stock--$.001 par value; 150,000,000
    shares authorized, 22,017,759 issued and
    outstanding..............................          22
  Additional paid-in capital.................      93,584
  Divisional equity..........................                    96,116       8,897
  Retained earnings..........................      13,360         9,203       2,729
                                               ------------   ---------   ---------
      Total stockholders' equity.............     106,966       105,319      11,626
                                               ------------   ---------   ---------
      Total liabilities and stockholders'
        equity...............................    $260,519     $ 141,445    $ 37,311
                                               ------------   ---------   ---------
                                               ------------   ---------   ---------


          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              35 WEEKS              FOR THE FISCAL YEAR ENDED
                                                           FROM APRIL 26,     -------------------------------------
                                                              1998 TO         APRIL 25,     APRIL 26,     MARCH 31,
                                                            DECEMBER 31,        1998          1997          1996
                                                                1998          ---------     ---------     ---------
                                                           --------------
                                                             (RESTATED,
                                                            SEE NOTE 3)
Revenues:
  Products.............................................       $120,949        $ 116,998      $ 97,253      $78,948
  Services.............................................        108,407           91,343        39,025       35,107
                                                           --------------     ---------     ---------     ---------
    Total revenues.....................................        229,356          208,341       136,278      114,055
                                                           --------------     ---------     ---------     ---------

Cost of revenues:
  Products.............................................        104,964          100,137        85,506       66,984
  Services.............................................         69,815           58,180        16,623       17,129
                                                           --------------     ---------     ---------     ---------
    Total cost of revenues.............................        174,779          158,317       102,129       84,113
                                                           --------------     ---------     ---------     ---------

    Gross profit.......................................         54,577           50,024        34,149       29,942
Selling, general and administrative expenses...........         37,885           35,185        21,525       20,510
Amortization of intangibles............................          2,389              840
Strategic restructuring costs..........................          4,330            1,750
Non-recurring acquisition costs........................                                         2,274
                                                           --------------     ---------     ---------     ---------
    Operating income...................................          9,973           12,249        10,350        9,432

Other expense (income):
  Interest expense.....................................          2,662              807           324          420
  Interest income......................................           (172)            (785)         (168)        (416)
  Other................................................           (186)             (44)          (53)        (964)
                                                           --------------     ---------     ---------     ---------
Income before provision for income taxes...............          7,669           12,271        10,247       10,392
Provision for income taxes.............................          3,512            5,797         3,524          750
                                                           --------------     ---------     ---------     ---------
Net income.............................................       $  4,157        $   6,474      $  6,723      $ 9,642
                                                           --------------     ---------     ---------     ---------
                                                           --------------     ---------     ---------     ---------

Weighted-average shares outstanding:
  Basic................................................         22,839           23,911        18,005       13,509
  Diluted..............................................         22,974           24,385        18,352       13,675

Per share amounts:
  Basic................................................       $   0.18        $    0.27      $   0.37      $  0.71
                                                           --------------     ---------     ---------     ---------
                                                           --------------     ---------     ---------     ---------
  Diluted..............................................       $   0.18        $    0.27      $   0.37      $  0.71
                                                           --------------     ---------     ---------     ---------
                                                           --------------     ---------     ---------     ---------


          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                     ADDITIONAL                              TOTAL
                                                          COMMON       PAID-IN    DIVISIONAL   RETAINED   STOCKHOLDERS'
                                                           STOCK       CAPITAL      EQUITY     EARNINGS      EQUITY
                                                        -----------  -----------  -----------  ---------  ------------
Balance at March 31, 1995.............................   $            $            $     148   $  10,914   $   11,062
  Cash dividends at pooled companies..................                                            (7,389)      (7,389)
  Adjustments to conform the fiscal year-ends of
    pooled companies..................................                                            (2,818)      (2,818)
  Net income..........................................                                             9,642        9,642
                                                        -----------  -----------  -----------  ---------  ------------

Balance at April 30, 1996.............................                                   148      10,349       10,497
  Transactions of pooled companies:
    Undistributed earnings of subchapter
      S Corporations..................................                                 8,749      (8,749)
    Cash dividends declared and paid..................                                            (5,594)      (5,594)
  Net income..........................................                                             6,723        6,723
                                                        -----------  -----------  -----------  ---------  ------------

Balance at April 26, 1997.............................                                 8,897       2,729       11,626
  Issuance of U.S. Office Products common stock in
    conjunction with acquisitions.....................                                71,921                   71,921
  Capital contribution by U.S. Office Products........                                15,298                   15,298
  Net income..........................................                                             6,474        6,474
                                                        -----------  -----------  -----------  ---------  ------------

Balance at April 25, 1998.............................                                96,116       9,203      105,319
  Reduction of capital contribution by U.S. Office
    Products..........................................                                (2,510)                  (2,510)
  Spin-off from U.S. Office Products..................          22       93,584      (93,606)
  Net income (Restated, See Note 3)...................                                             4,157        4,157
                                                        -----------  -----------  -----------  ---------  ------------

Balance at December 31, 1998
  (Restated, See Note 3)..............................   $      22    $  93,584    $           $  13,360   $  106,966
                                                        -----------  -----------  -----------  ---------  ------------
                                                        -----------  -----------  -----------  ---------  ------------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                     35 WEEKS FROM         FOR THE FISCAL YEAR ENDED
                                                                    APRIL 26, 1998   -------------------------------------
                                                                          TO          APRIL 25,    APRIL 26,    MARCH 31,
                                                                     DECEMBER 31,       1998         1997         1996
                                                                         1998        -----------  -----------  -----------
                                                                    ---------------
                                                                      (RESTATED,
                                                                      SEE NOTE 3)
Cash flows from operating activities:
  Net income......................................................     $   4,157      $   6,474    $   6,723    $   9,642
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
    Depreciation and amortization expense.........................         3,535          1,992          541          494
    Amortization of debt issuance costs...........................           172
    Non-recurring acquisition costs...............................                                     2,274
    Gain on sale of division at pooled company....................                                                   (761)
    Deferred income taxes.........................................        (1,122)           123          645          (66)
    Stock option tender offer.....................................         1,774
    Write-off of Solutions ETC purchase...........................           320
    Changes in current assets and liabilities (net of assets
      acquired and liabilities assumed in business combinations
      accounted for under the purchase method):
    Accounts receivable...........................................       (18,815)       (10,125)      (2,376)      (5,441)
    Inventories...................................................        (1,777)           964          547          595
    Prepaid expenses and other current assets.....................       (14,990)            (7)      (3,120)        (585)
    Accounts payable..............................................        26,996         (4,074)         997         (475)
    Accrued liabilities...........................................         3,864         (2,230)          20          867
                                                                         -------     -----------  -----------  -----------
    Net cash provided by (used in) operating activities...........         4,114         (6,883)       6,251        4,270
                                                                         -------     -----------  -----------  -----------
Cash flows from investing activities:
  Cash (paid) received in acquisitions............................       (73,379)           182
  Additions to property and equipment.............................        (2,644)        (2,599)        (949)        (552)
  Payments of non-recurring acquisition costs.....................                         (460)      (1,814)
  Deposits........................................................                                    (1,312)        (421)
  Cash received in sale of division at pooled company.............                                                  1,275
  Other...........................................................                                       161            4
                                                                         -------     -----------  -----------  -----------
    Net cash (used in) provided by investing activities...........       (76,023)        (2,877)      (3,914)         306
                                                                         -------     -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt, net................          (654)        (2,332)      (5,504)       3,683
  Proceeds from issuance of long-term debt........................        89,900                         305        1,196
  Payments of long-term debt......................................           (78)        (1,834)        (937)        (698)
  Deferred debt issuance costs....................................        (1,800)
  Payments of dividends at pooled companies.......................                       (1,320)      (4,274)      (7,389)
  (Payments to) advances from U.S. Office Products................        (4,388)           818        3,570
  (Reduction) increase of capital contribution by U.S. Office
    Products......................................................        (4,284)        15,298
  Net change in cash due to conforming fiscal year-ends of certain
    pooled companies..............................................                                                    176
                                                                         -------     -----------  -----------  -----------
    Net cash provided by (used in) financing activities...........        78,696         10,630       (6,840)      (3,032)
                                                                         -------     -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents..............         6,787            870       (4,503)       1,544
Cash and cash equivalents at beginning of period..................         1,976          1,106        5,609        4,065
                                                                         -------     -----------  -----------  -----------
Cash and cash equivalents at end of period........................     $   8,763      $   1,976    $   1,106    $   5,609
                                                                         -------     -----------  -----------  -----------
                                                                         -------     -----------  -----------  -----------


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

    The Company utilized its Credit Facility and issued common stock in connection with certain business combinations during the thirty-five weeks ended December 31, 1998 and the fiscal year ended April 25, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                     35 WEEKS FROM      FOR THE
                                                                                    APRIL 26, 1998      FISCAL
                                                                                          TO          YEAR ENDED
                                                                                     DECEMBER 31,      APRIL 25,
                                                                                         1998            1998
                                                                                    ---------------  -------------
Accounts receivable...............................................................     $   6,399       $  16,457
Inventories.......................................................................           103           6,503
Prepaid expenses and other current assets.........................................           100           2,608
Property and equipment............................................................           147           2,347
Intangibles.......................................................................        68,672          64,668
Other assets......................................................................           627             174
Short-term debt...................................................................          (654)         (2,332)
Accounts payable..................................................................          (561)         (8,651)
Accrued liabilities...............................................................        (1,454)         (7,832)
Long-term debt....................................................................                        (2,203)
                                                                                         -------     -------------
  Net assets acquired.............................................................     $  73,379       $  71,739
                                                                                         -------     -------------
                                                                                         -------     -------------
The acquisitions were funded as follows:
  Long-term debt..................................................................     $  73,816       $
  Common stock....................................................................                        71,921
  Cash received...................................................................          (437)           (182)
                                                                                         -------     -------------
      Total.......................................................................     $  73,379       $  71,739
                                                                                         -------     -------------
                                                                                         -------     -------------

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BACKGROUND


    Aztec Technology Partners, Inc. (the "Company") is a Delaware Corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") prior to the Company's spin-off from U.S. Office Products on June 9, 1998. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Technology Solutions division to the Company. U.S. Office Products and the Company also entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise (see
Note 11). At the date of their Distribution, U.S. Office Products allocated $5,000 in debt to the Company which was paid upon the completion of the Distribution.


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


    U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, no cash and cash equivalents and $5,000 of debt were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company. See Note 8 for further discussion of interest expense.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--RESTATEMENT

    During the quarter ended March 31, 1999, the Company concluded that compensation expense related to certain employment incentive agreements, which were signed with key personnel prior to the spin-off from USOP, should be recognized over the term of the agreements, including amounts related to the thirty five week period ended December 31, 1998. This compensation expense results from options with a three-year guaranteed appreciation beginning May 14, 1998 and certain bonus agreements. Accordingly, compensation expense increased by $949 for the thirty five week period ended December 31, 1998. The effects of the restatement on the Company's consolidated financial statements are as follows:


                                                                        PREVIOUSLY
                                                                         REPORTED    RESTATED
                                                                        ----------  ----------
As of December 31, 1998:

Accrued compensation..................................................  $    5,539  $    5,791
Deferred income taxes.................................................         460         141
Other long-term liabilities...........................................          --         697
Total liabilities.....................................................     153,038     153,553
Total stockholders' equity............................................     107,481     106,966

Thirty-five week period ended December 31, 1998:

Selling, general and administrative expenses..........................  $   36,936  $   37,885
Net income............................................................       4,672       4,157

Net income per share:
  Basic...............................................................  $     0.20  $     0.18
  Diluted.............................................................  $     0.20  $     0.18


NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the results for the transition period for the thirty-five weeks ended December 31, 1998 and the unaudited results for the thirty-five weeks ended December 31, 1997, the prior period comparable to the transition period.

                                                              35 WEEKS FROM          35 WEEKS FROM
                                                            APRIL 26, 1998 TO      APRIL 27, 1997 TO
                                                         DECEMBER 31, 1998(1)(2)   DECEMBER 31, 1997
                                                         -----------------------   -----------------
                                                                                      (UNAUDITED)
Revenues:
  Products.............................................         $120,949                $80,270
  Services.............................................          108,407                 41,916
                                                                --------                -------
      Total revenues...................................          229,356                122,186
                                                                --------                -------
Cost of revenues:
  Products.............................................          104,964                 67,952
  Services.............................................           69,815                 24,019
                                                                --------                -------
      Total cost of revenues...........................          174,779                 91,971
                                                                --------                -------
      Gross profit.....................................         $ 54,577                $30,215
                                                                --------                -------
                                                                --------                -------
Operating income.......................................         $  9,973                $ 9,774
                                                                --------                -------
                                                                --------                -------
Net income.............................................         $  4,157                $ 5,571
                                                                --------                -------
                                                                --------                -------
Per share amounts:
  Basic................................................         $   0.18                $  0.25
                                                                --------                -------
                                                                --------                -------
  Diluted..............................................         $   0.18                $  0.24
                                                                --------                -------
                                                                --------                -------

------------------------

(1) Results for the thirty-five weeks from April 26, 1998 to December 31, 1998 include strategic restructuring costs of $4,330.

(2) As restated. See Note 3 to the Consolidated Financial Statements.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

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

ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 was $710, $1,666, $661 and $480, respectively. The Company also earns co-op funds from certain vendors which can be used for advertising, trade shows and telemarketing campaigns. These funds are included in the consolidated statement of income as a credit to the corresponding selling, general and administrative expenses. Co-op funds for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 were $(2,011), $(1,812), $(1,453)
and $(789), respectively.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

STRATEGIC RESTRUCTURING COSTS

    For the thirty-five weeks ended December 31, 1998, strategic restructuring costs represent the costs incurred related to the Company's spin-off from U.S. Office Products, including costs incurred related to

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the withdrawn initial public offering, compensation related costs associated with U.S. Office Products buy backs of certain employee options during its tender offer on June 1, 1998, and the restructuring of its Northeast region.

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

NOTE 5--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

    In fiscal 1997, the Company issued 955,151 shares of common stock to acquire the Pooled Companies.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
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
  Net Income...........................................   $             $   9,642   $    9,642

PURCHASE METHOD


    During the thirty-five weeks ended December 31, 1998, the Company made three acquisitions accounted for under the purchase method for an aggregate purchase price of $73,379, net of cash acquired of $437, financed principally through its Credit Facility (See Note 8). The total assets related to these acquisitions were $76,048, including intangible assets of $68,672.


    During fiscal 1998, the Company made five acquisitions accounted for under the purchase method for an aggregate purchase price of $71,739, consisting of 651,021 shares of common stock with a market value

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED) of $71,921, net of $182 of cash acquired. The total assets related to these acquisitions were $92,757, including intangible assets of $64,668.

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

                                                  35 WEEKS ENDED
                                               DECEMBER 31, 1998(1)  FISCAL 1998  FISCAL 1997
                                               --------------------  -----------  -----------
                                                   (UNAUDITED)       (UNAUDITED)  (UNAUDITED)
Revenues.....................................      $    240,125       $ 301,509    $ 259,080
Net income...................................             4,173          10,041        6,916
Per Share amounts:
  Basic......................................              0.18            0.46         0.31
  Diluted....................................              0.18            0.45         0.31

------------------------

(1) As restated. See Note 3 to the Consolidated Financial Statements.

    The unaudited pro forma results of operation are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period presented or the results which may occur in the future.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                            DECEMBER 31,  APRIL 25,  APRIL 26,
                                                                1998        1998       1997
                                                            ------------  ---------  ---------
Land......................................................   $      143   $     143  $     143
Buildings.................................................          374         374        374
Furniture and fixtures....................................        9,572       6,740      3,184
Warehouse equipment.......................................          945         669        272
Equipment under capital leases............................          320         774        252
Leasehold improvements....................................          605         467        155
                                                            ------------  ---------  ---------
                                                                 11,959       9,167      4,380
Less: Accumulated depreciation and amortization...........       (4,356)     (3,210)    (2,217)
                                                            ------------  ---------  ---------
Net property and equipment................................   $    7,603   $   5,957  $   2,163
                                                            ------------  ---------  ---------
                                                            ------------  ---------  ---------

    Depreciation expense for the thirty-five weeks ended December 31, 1998, and fiscal years 1998, 1997 and 1996 was $1,146, $1,152, $541 and $494, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--INTANGIBLE ASSETS

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


NOTE 8--CREDIT FACILITIES


LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            DECEMBER 31,   APRIL 25,    APRIL 26,
                                                                1998         1998         1997
                                                            ------------  -----------  -----------
Credit Facility...........................................   $   89,900    $            $
Notes payable, secured by certain assets of the Company,
  interest rates ranging from 7.8% to 8.4%................          211          180          111
Capital lease obligations.................................          323          432          132
                                                            ------------         ---        -----
                                                                 90,434          612          243
Less: Current maturities of long-term debt................         (216)        (303)         (76)
                                                            ------------         ---        -----
      Total long-term debt................................   $   90,218    $     309    $     167
                                                            ------------         ---        -----
                                                            ------------         ---        -----

MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1999...............................................................  $     246
2000...............................................................        182
2001...............................................................         69
2002...............................................................         37
2003...............................................................     89,900
                                                                     ---------
      Total maturities of long-term debt...........................  $  90,434
                                                                     ---------
                                                                     ---------

    The Company entered into a $140 million credit facility with a group of five banks on July 27, 1998 (the "Credit Facility"). The agreement provides that up to $15 million of the Credit Facility may be used for working capital and other general corporate purposes and up to $125 million may be used to fund permitted acquisitions. The Credit Facility matures on July 27, 2003 and its obligations are secured by all of

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)


NOTE 8--CREDIT FACILITIES (CONTINUED)

the Company's assets. The Credit Facility provides for interest rate options to the Company at rates which approximate prime or LIBOR, and in both cases, plus an applicable margin based on certain leverage ratios. The weighted average interest rate from inception of the Credit Facility to December 31, 1998 approximated 6.96%. The Credit Facility calls for a commitment fee of 0.375%, payable quarterly, in arrears, based on the average daily unused portion. In addition, the Company incurred $1,800 of costs associated with the issuance of the Credit Facility which are being amortized over the term of the agreement and which are included in interest expense. The amount of amortization for the thirty-five weeks ended December 31, 1998, was $172. The Credit Facility is subject to the terms and conditions customary for agreements of this kind including certain financial and restrictive covenants, restrictions on the payment of dividends and the repurchase of the Company's stock, and events of default. The Company was in compliance with its financial covenants at December 31, 1998. As of December 31, 1998, the total outstanding amount under the Credit Facility was $89,900, comprised of $10,000 for working capital purposes and $79,900 for permitted acquisitions.

PAYABLE TO U.S. OFFICE PRODUCTS

    The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

Balance at April 30, 1996.........................................  $
  Payments of long-term debt of Pooled Companies upon
    acquisition...................................................      1,710
  Payments of acquisition costs...................................      1,362
  Allocated corporate expenses....................................        388
  Operating costs paid by U.S. Office Products....................      1,326
                                                                    ---------
Balance at April 26, 1997.........................................      4,786
  Payments of long-term debt of Purchased Companies upon
    acquisition...................................................      1,159
  Payments of acquisition costs...................................      2,501
  Allocated corporate expenses....................................      1,758
  Operating costs paid by U.S. Office Products....................      2,009
  Income taxes paid by U.S. Office Products.......................      7,473
  Capital contribution by U.S. Office Products....................    (15,298)
                                                                    ---------
Balance at April 25, 1998.........................................      4,388
  USOP stock option tender offer..................................      1,774
  Operating costs paid by U.S. Office Products....................        662
  U.S. Office Products Cash Management............................     (4,946)
  Reduction of capital contribution by U.S. Office Products.......      2,510
  Payment to U.S. Office Products for allocated debt..............     (4,388)
                                                                    ---------
Balance at December 31, 1998......................................  $
                                                                    ---------
                                                                    ---------

    Interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


NOTE 8--CREDIT FACILITIES


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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--INCOME TAXES

    The provision for income taxes consists of:

                                                     35              FOR THE FISCAL YEAR ENDED
                                                 WEEKS ENDED   -------------------------------------
                                                DECEMBER 31,    APRIL 25,    APRIL 26,    MARCH 31,
                                                   1998(1)        1998         1997         1996
                                                -------------  -----------  -----------  -----------
Income taxes currently payable:
  Federal.....................................    $   3,611     $   4,484    $   2,102    $     485
  State.......................................        1,023         1,190          777          331
                                                     ------    -----------  -----------       -----
                                                      4,634         5,674        2,879          816
                                                     ------    -----------  -----------       -----
Deferred income tax (benefit) expense.........       (1,122)          123          645          (66)
                                                     ------    -----------  -----------       -----
      Total provision for income taxes........    $   3,512     $   5,797    $   3,524    $     750
                                                     ------    -----------  -----------       -----
                                                     ------    -----------  -----------       -----

    Deferred taxes are comprised of the following:

                                                            DECEMBER 31,    APRIL 25,    APRIL 26,
                                                              1998 (1)        1998         1997
                                                            -------------  -----------  -----------
Current deferred tax assets:
  Inventory...............................................    $     381     $     400    $     105
  Allowance for doubtful accounts.........................          729           650           49
  Accrued liabilities.....................................        1,354         1,176          124
                                                                 ------    -----------       -----
      Total current deferred tax assets...................        2,464         2,226          278
                                                                 ------    -----------       -----
Long-term deferred tax assets (liabilities):
  Intangibles.............................................         (176)
  Other...................................................           35        (1,025)        (857)
                                                                 ------    -----------       -----
      Total long-term deferred tax liabilities............         (141)       (1,025)        (857)
                                                                 ------    -----------       -----
      Net deferred tax asset (liability)..................    $   2,323     $   1,201    $    (579)
                                                                 ------    -----------       -----
                                                                 ------    -----------       -----

------------------------

(1) As restated. See Note 3 to the Consolidated Financial Statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--INCOME TAXES (CONTINUED)
    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:


                                                      35               FOR THE FISCAL YEAR ENDED
                                                  WEEKS ENDED    -------------------------------------
                                                 DECEMBER 31,     APRIL 25,    APRIL 26,    MARCH 31,
                                                     1998           1998         1997         1996
                                                ---------------  -----------  -----------  -----------
U.S. federal statutory rate...................          34.0%          35.0%        35.0%        35.0%
State income taxes, net of federal income tax
  benefit.....................................           6.5            6.4          5.9          3.0
Subchapter S corporation income not subject to
  corporate level taxation....................                                     (20.8)       (30.8)
Nondeductible goodwill........................           4.3            2.4
Nondeductible acquisition costs...............                          2.8          7.8
Other.........................................           1.0            0.6          6.5
                                                         ---            ---        -----        -----
Effective income tax rate.....................          45.8%          47.2%        34.4%         7.2%
                                                         ---            ---        -----        -----
                                                         ---            ---        -----        -----


    Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

NOTE 10--LEASE COMMITMENTS

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 11--COMMITMENTS AND CONTINGENCIES

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

    In connection with the acquisition of Aztec International, a Company subsidiary, a lawsuit was filed in February 1999 against USOP, and two of the current directors of the Company, by certain individuals, one of whom is currently an officer of Aztec International. The lawsuit alleges that USOP, and the two directors of the Company, as former employees of USOP failed to disclose certain material facts during USOP's acquisition of the business. The lawsuit further alleges that the sellers were given assurances that they would be compensated for damages resulting from a decrease in the value of USOP's stock they received in connection with the sale. The lawsuit does not specify damages. Under the terms of the Distribution agreement between the Company and USOP, the Company may be required to indemnify USOP for all or part of the damages.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Office Products not specifically related to the technology business, between U.S. Office Products and each spin-off company.

NOTE 12--EMPLOYEE BENEFIT PLANS

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

NOTE 13--STOCKHOLDERS' EQUITY

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


                                                          INCOME         SHARES
                                                        (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                                       -------------  -------------  -----------
THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998(1):
  Basic EPS..........................................    $   4,157      22,838,806    $    0.18
  Effect of dilutive employee stock options..........                      134,802
                                                            ------    -------------       -----
  Diluted EPS........................................    $   4,157      22,973,608    $    0.18
                                                            ------    -------------       -----
                                                            ------    -------------       -----

FISCAL 1998:
  Basic EPS..........................................    $   6,474      23,911,206    $    0.27
  Effect of dilutive employee stock options..........                      474,229
                                                            ------    -------------       -----
  Diluted EPS........................................    $   6,474      24,385,435    $    0.27
                                                            ------    -------------       -----
                                                            ------    -------------       -----

FISCAL 1997:
  Basic EPS..........................................    $   6,723      18,005,142    $    0.37
  Effect of dilutive employee stock options..........                      347,012
                                                            ------    -------------       -----
  Diluted EPS........................................    $   6,723      18,352,154    $    0.37
                                                            ------    -------------       -----
                                                            ------    -------------       -----

FISCAL 1996:
  Basic EPS..........................................    $   9,642      13,508,937    $    0.71
  Effect of dilutive employee stock options..........                      165,824
                                                            ------    -------------       -----
  Diluted EPS........................................    $   9,642      13,674,761    $    0.71
                                                            ------    -------------       -----
                                                            ------    -------------       -----


------------------------


(1) As restated. See Note 3 to the Consolidated Financial Statements.


CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

    During the fiscal year ended April 25, 1998, U.S. Office Products contributed $15,298 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $5,000 of debt upon the Distribution. This contribution to capital was reduced by $4.3 million to $11.0 million in the thirty-five week period ended December 31,

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
1998, due to cash paid to U.S. Office Products after April 25, 1998, as part of U.S. Office Products' centralized cash management process.

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

NON-EMPLOYEE DIRECTOR OPTION PLAN

    During 1998, the Company's Board of Directors approved a stock option plan for the non-employee directors of the Company (the "Non-Employee Director Option Plan"). Under the Non-Employee Director Option Plan, in consideration of their first election to the Board of Directors, an eligible director receives an option to purchase 25,000 shares of common stock and receives options to purchase an additional 10,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as a Director immediately following such Annual Meeting. In addition, in consideration of their first appointment as chairperson of a Committee of the Board of

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
Directors, an eligible director receives an option to purchase 5,000 shares of common stock and receives options to purchase an additional 5,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as chairperson of said Committee of the Board of Directors immediately following such Annual Meeting. Options to purchase 105,000 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock are reserved for issuance in accordance with the terms of the Non-Employee Director Option Plan.

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

                                                                             FOR THE FISCAL YEAR
                                                                                    ENDED
                                                           35 WEEKS ENDED  ------------------------
                                                            DECEMBER 31,    APRIL 25,    APRIL 26,
                                                              1998(1)         1998         1997
                                                           --------------  -----------  -----------
Net Income:
  As reported............................................    $    4,157     $   6,474    $   6,723
  Pro forma..............................................        (1,292)        5,364        6,615

Per share:
  As reported:
    Basic................................................    $     0.18     $    0.27    $    0.37
    Diluted..............................................          0.18          0.27         0.37
Pro Forma:
  Basic..................................................    $    (0.06)    $    0.22    $    0.37
  Diluted................................................         (0.06)         0.22         0.36

------------------------

(1) As restated. See Note 3 to the Consolidated Financial Statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                             FOR THE FISCAL YEAR
                                                                                    ENDED
                                                           35 WEEKS ENDED  ------------------------
                                                            DECEMBER 31,    APRIL 25,    APRIL 26,
                                                                1998          1998         1997
                                                           --------------  -----------  -----------
Expected life of option..................................       6 years       7 years      7 years
Risk free interest rate..................................         5.00%         6.36%        6.66%
Expected volatility......................................         52.5%         44.1%        44.0%


    The weighted-average fair value of options granted was $2.99, $6.59 and $4.55 for the thirty-five weeks ended December 31, 1998, and fiscal 1998 and 1997, respectively.

    A summary of option transactions follows:

                                                                                      WEIGHTED-
                                                                                       AVERAGE
                                                     WEIGHTED-AVERAGE     OPTIONS     EXERCISE
                                          OPTIONS     EXERCISE PRICE    EXERCISABLE     PRICE
                                        -----------  -----------------  -----------  -----------
Balance at April 30, 1996
  Granted.............................      928,032      $    8.03
  Exercised...........................
  Canceled............................      (21,887)         11.30
                                        -----------          -----
Balance at April 26, 1997.............      906,145           7.96         197,967    $    0.29
  Granted.............................      681,351          12.22
  Exercised...........................     (116,734)          0.29
  Canceled............................     (122,189)         10.19
                                        -----------          -----
Balance at April 25, 1998.............    1,348,573          10.57         127,995         4.31
  Granted.............................    7,422,264           6.36
  Exercised
  Canceled............................   (4,145,137)         10.54
                                        -----------          -----      -----------       -----
Balance at December 31, 1998..........    4,625,700      $    4.36         152,060    $    8.28
                                        -----------          -----      -----------       -----
                                        -----------          -----      -----------       -----

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                  WEIGHTED-AVERAGE           OPTIONS EXERCISABLE
    RANGE OF                    REMAINING CONTRACTUAL    ----------------------------
    EXERCISE                            LIFE             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
     PRICES        OPTIONS       OPTIONS OUTSTANDING      EXERCISE PRICE     OPTIONS    EXERCISE PRICE
----------------  ----------  -------------------------  -----------------  ---------  -----------------
   $2.81-$ 4.00    3,741,338                9.9              $    3.42         52,750      $    3.97
   $5.00-$ 5.50      345,601                9.7                   5.03          6,667           5.50
   $9.88-$12.58      538,761                8.7                  10.49         92,643          10.94
                  ----------                                                ---------
   $2.81-$12.58    4,625,700                9.8              $    4.36        152,060      $    8.28
                  ----------                                                ---------
                  ----------                                                ---------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--QUARTERLY FINANCIAL DATA (UNADUITED)

    The following presents certain unaudited quarterly financial data for the 35 weeks ended December 31, 1998, and fiscal years 1998 and 1997:


                                          THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998(1)
                                   ----------------------------------------------------------
                                     9 WEEKS        QUARTER           QUARTER
                                      ENDED          ENDED             ENDED
                                   JUNE 30(1)   SEPTEMBER 30(1)   DECEMBER 31(1)    TOTAL(1)
                                   -----------  ----------------  ---------------  ----------
Revenues.........................   $  50,708      $   78,102       $   100,546    $  229,356
Gross profit.....................      12,367          19,405            22,805        54,577
Operating income.................         411           5,860             3,702         9,973
Net income.......................         209           2,957               991         4,157

Per share amounts:
  Basic..........................        0.01            0.13              0.05          0.18
  Diluted........................        0.01            0.13              0.05          0.18


                                                   FISCAL YEAR ENDED APRIL 25, 1998
                                        ------------------------------------------------------
                                          FIRST     SECOND      THIRD     FOURTH      TOTAL
                                        ---------  ---------  ---------  ---------  ----------
Revenues..............................  $  42,730  $  36,875  $  62,907  $  65,829  $  208,341
Gross profit..........................      9,047      9,718     15,852     15,407      50,024
Operating income......................      2,749      3,687      4,816        997      12,249
Net income............................      1,636      2,233      2,703        (98)      6,474

Per share amounts:
  Basic...............................       0.08       0.10       0.11      (0.01)       0.27
  Diluted.............................       0.08       0.10       0.10      (0.01)       0.27

                                                   FISCAL YEAR ENDED APRIL 26, 1998
                                        ------------------------------------------------------
                                          FIRST     SECOND      THIRD     FOURTH      TOTAL
                                        ---------  ---------  ---------  ---------  ----------
Revenues..............................  $  34,263  $  31,898  $  35,134  $  34,983  $  136,278
Gross profit..........................      7,982      7,608      9,656      8,903      34,149
Operating income......................      2,695      1,779      3,229      2,647      10,350
Net income............................      2,617      1,315      1,625      1,166       6,723

Per share amounts:
  Basic...............................       0.16       0.08       0.09       0.06        0.37
  Diluted.............................       0.16       0.07       0.09       0.06        0.37

------------------------

(1) As restated. See Note 3 to the Consolidated Financial Statements.

    The Company recorded strategic restructuring costs of $1,750 during the fourth quarter of fiscal 1998, $3,196 in the nine weeks ended June 30, 1998 and $1,134 in the quarter ended December 31, 1998.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--RELATED PARTY TRANSACTIONS

    During fiscal 1998, product sales of approximately $4.5 million were made at cost to a company owned by an officer of the Company.

NOTE 16--SEGMENT DATA

    The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the New England, Tri-State, Northeast Telephony, and Western regions of the United States. Other operating segments are located in other sections of the country. Each operating segment provides products and services as described in Note 1.

    The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 4. The Company evaluates the performance of its segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as other non-recurring restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--SEGMENT DATA (CONTINUED)
    Summary information by segment for the thirty-five weeks ended December 31, 1998 and fiscal years 1998, 1997, and 1996 is as follows:

                                                                            NORTHEAST
                                                   NEW ENGLAND   TRI-STATE  TELEPHONY     WEST       OTHER       TOTAL
                                                   ------------  ---------  ----------  ---------  ----------  ----------
THIRTY-FIVE WEEKS ENDED
  DECEMBER 31, 1998(1)
Revenue:
  Products.......................................   $   79,882   $  15,013  $    5,944  $          $   20,110  $  120,949
  Services.......................................       23,008      21,730      24,274     28,490      10,905     108,407
                                                   ------------  ---------  ----------  ---------  ----------  ----------
      Total......................................   $  102,890   $  36,743  $   30,218  $  28,490  $   31,015  $  229,356
Gross margin.....................................   $   17,005   $  10,396  $   12,352  $   6,812  $    8,012  $   54,577
Operating income(1)..............................   $    6,759   $   2,655  $    5,880  $   2,323  $    3,706  $   21,323
Depreciation.....................................   $      282   $     315  $      166  $     258  $      116  $    1,137
Assets...........................................   $   48,105   $  18,389  $   14,443  $  11,789  $   14,669  $  107,395
                                                   ------------  ---------  ----------  ---------  ----------  ----------
                                                   ------------  ---------  ----------  ---------  ----------  ----------

FISCAL 1998
Revenue:
  Products.......................................   $   86,337   $  15,882  $    3,614  $          $   11,165  $  116,998
  Services.......................................       19,734      20,478      21,432     24,228       5,471      91,343
                                                   ------------  ---------  ----------  ---------  ----------  ----------
      Total......................................   $  106,071   $  36,360  $   25,046  $  24,228  $   16,636  $  208,341
Gross margin.....................................   $   19,244   $  11,157  $   11,154  $   4,807  $    3,662  $   50,024
Operating income.................................   $    5,832   $   2,738  $    4,290  $   2,232  $      972  $   16,064
Depreciation.....................................   $      273   $     259  $      279  $     278  $       63  $    1,152
Assets...........................................   $   31,508   $  16,773  $   12,074  $  12,502  $    4,451  $   77,308
                                                   ------------  ---------  ----------  ---------  ----------  ----------
                                                   ------------  ---------  ----------  ---------  ----------  ----------
FISCAL 1997
Revenue:
  Products.......................................   $   78,811   $   9,707  $           $          $    8,735  $   97,253
  Services.......................................       10,179      13,408      13,168                  2,270      39,025
                                                   ------------  ---------  ----------  ---------  ----------  ----------
      Total......................................   $   88,990   $  23,115  $   13,168             $   11,005  $  136,278
Gross margin.....................................   $   16,243   $   8,195  $    7,101             $    2,610  $   34,149
Operating income.................................   $    5,964   $   2,728  $    3,420             $      899  $   13,011
Depreciation.....................................   $      279   $     151  $       71             $       40  $      541
Assets...........................................   $   17,995   $   8,007  $    6,407             $    3,203  $   35,612
                                                   ------------  ---------  ----------  ---------  ----------  ----------
                                                   ------------  ---------  ----------  ---------  ----------  ----------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--SEGMENT DATA (CONTINUED)

                                                                            NORTHEAST
                                                   NEW ENGLAND   TRI-STATE  TELEPHONY     WEST       OTHER       TOTAL
                                                   ------------  ---------  ----------  ---------  ----------  ----------
FISCAL 1996
Revenue:
  Products.......................................   $   60,663   $  11,791  $           $          $    6,494  $   78,948
  Services.......................................        2,481       9,723      20,775                  2,128      35,107
                                                   ------------  ---------  ----------  ---------  ----------  ----------
      Total......................................   $   63,144   $  21,514  $   20,775             $    8,622  $  114,055
Gross margin.....................................   $    9,641   $   7,163  $   11,168             $    1,970  $   29,942
Operating income.................................   $    1,265   $   1,575  $    7,909             $   (1,317) $    9,432
Depreciation.....................................   $      275   $     114  $       85             $       20  $      494
Assets...........................................   $   15,131   $   8,715  $    7,586             $    2,513  $   33,945
                                                   ------------  ---------  ----------  ---------  ----------  ----------
                                                   ------------  ---------  ----------  ---------  ----------  ----------

    A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the thirty-five weeks ended December 31, 1998 and as of and for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996 is as follows:

                                              DECEMBER 31,  APRIL 25,   APRIL 26,   MARCH 31,
                                                1998(1)        1998       1997        1996
                                              ------------  ----------  ---------  -----------
Segment operating income....................   $   21,323   $   16,064  $  13,011   $   9,432
Corporate expenses..........................        4,631        1,225        387
Amortization of intangibles.................        2,389          840
Strategic restructuring costs...............        4,330        1,750
Non-recurring acquisition costs.............                                2,274
                                              ------------  ----------  ---------  -----------
Total operating income......................   $    9,973   $   12,249  $  10,350   $   9,432
                                              ------------  ----------  ---------  -----------
                                              ------------  ----------  ---------  -----------
Segment assets..............................   $  107,395   $   77,308  $  35,612   $  33,945
Corporate assets............................       23,332          309      1,699
Intangible assets...........................      129,792       63,828
                                              ------------  ----------  ---------  -----------
Total assets................................   $  260,519   $  141,445  $  37,311   $  33,945
                                              ------------  ----------  ---------  -----------
                                              ------------  ----------  ---------  -----------

------------------------

(1) As restated. See Note 3 to the Consolidated Financial Statements.

NOTE 17--SUBSEQUENT EVENTS

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

                          FINANCIAL STATEMENT SCHEDULE

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         CHARGES TO   CHARGED TO
                                          BALANCE AT     COSTS AND       OTHER     DEDUCTIONS/     BALANCE AT
DESCRIPTION                               MAY 1, 1995     EXPENSES     ACCOUNTS    WRITE-OFFS    APRIL 30, 1996
---------------------------------------  -------------  ------------  -----------  -----------  -----------------
Allowance for doubtful accounts........   $   106,000   $     22,000   $  (5,000)   $      --     $     123,000
Accumulated amortization of
  intangibles..........................            --             --          --           --                --

                                                         CHARGES TO   CHARGED TO
                                          BALANCE AT     COSTS AND       OTHER     DEDUCTIONS/     BALANCE AT
DESCRIPTION                               MAY 1, 1996     EXPENSES     ACCOUNTS    WRITE-OFFS    APRIL 26, 1997
---------------------------------------  -------------  ------------  -----------  -----------  -----------------
Allowance for doubtful accounts........   $   123,000   $    250,000          --    $  22,000     $     351,000
Accumulated amortization of
  intangibles..........................            --             --          --           --                --

                                          BALANCE AT     CHARGES TO   CHARGED TO
                                           APRIL 27,     COSTS AND       OTHER     DEDUCTIONS/     BALANCE AT
DESCRIPTION                                  1997         EXPENSES     ACCOUNTS    WRITE-OFFS    APRIL 25, 1998
---------------------------------------  -------------  ------------  -----------  -----------  -----------------
Allowance for doubtful accounts........   $   351,000   $  1,142,000   $ 209,000    $  76,000     $   1,626,000
Accumulated amortization of
  intangibles..........................            --        840,000          --           --           840,000

                                          BALANCE AT     CHARGES TO   CHARGED TO
                                           APRIL 26,     COSTS AND       OTHER     DEDUCTIONS/     BALANCE AT
DESCRIPTION                                  1998         EXPENSES     ACCOUNTS    WRITE-OFFS   DECEMBER 31, 1998
---------------------------------------  -------------  ------------  -----------  -----------  -----------------
Allowance for doubtful accounts........   $ 1,626,000   $    944,000                $ (40,000)    $   2,610,000
Accumulated amortization of
  intangibles..........................       840,000      2,389,000          --           --         3,229,000