Form 10-Q
period 1999-06-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-08-16
CIK 1055458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

22,196,357 shares of the registrant's common stock, par value $0.001, were outstanding as of August 10, 1999.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                    FORM 10-Q
                                Table of Contents
                                  June 30, 1999

                                                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets......................................................        3

Condensed Consolidated Statements of Operations............................................        4

Condensed Consolidated Statements of Cash Flows ...........................................        5

Notes to Condensed Consolidated Financial Statements ......................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations .......................................................................        10

Year 2000 Readiness Disclosure Statements..................................................        13

Factors That May Affect Future Results.....................................................        15

Item 3.  Quantitative and Qualitative Disclosure About Market Risks........................        20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................................        21

Item 5. Other Information .................................................................        21

Item 6. Exhibits and Reports on Form 8-K

        A.   Exhibits .....................................................................        21
        B.   Reports on Form 8-K ..........................................................        21

Signatures ................................................................................        21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AZTEC TECHNOLOGY PARTNERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,            DECEMBER 31,
                                                                           1999                  1998
                                                                     ----------------     ------------------
                                                                       (unaudited)
                                           ASSETS
Current assets:
    Cash and cash equivalents .......................................     $  3,163              $  8,763
    Accounts receivable, net ........................................       71,758                74,138
    Inventories, net ................................................       10,423                11,323
    Unbilled percentage of completion revenues ......................        2,616                 5,922
    Other receivable ................................................         --                  10,550
    Prepaid expenses and other current assets .......................       11,900                10,232
                                                                          --------              --------
        Total current assets ........................................       99,860               120,928

    Property and equipment, net .....................................        9,475                 7,603
    Intangibles, net ................................................      128,098               129,792
    Other assets ....................................................        1,995                 2,196
                                                                          --------              --------
        Total assets ................................................     $239,428              $260,519
                                                                          --------              --------
                                                                          --------              --------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ............................     $    197              $    216
    Accounts payable ................................................       35,176                43,937
    Accrued compensation ............................................        7,627                 5,791
    Deferred revenue ................................................        7,146                 4,732
    Other accrued liabilities .......................................        3,791                 7,821
                                                                          --------              --------
        Total current liabilities ...................................       53,937                62,497

Long-term debt ......................................................       75,535                90,218
Deferred income taxes ...............................................          473                   141
Other long-term liabilities .........................................        1,255                   697
                                                                          --------              --------
        Total liabilities ...........................................      131,200               153,553
                                                                          --------              --------

Stockholders' equity:
    Common stock - $.001 par value, 150,000,000 shares authorized,
     22,196,865 and 21,937,902 shares issued and outstanding,
     respectively                                                               22                    22
    Additional paid-in capital ......................................       94,032                93,584
    Retained earnings ...............................................       14,174                13,360
                                                                          --------              --------
        Total stockholders' equity ..................................      108,228               106,966
                                                                          --------              --------
        Total liabilities and stockholders' equity ..................     $239,428              $260,519
                                                                          --------              --------
                                                                          --------              --------



     See accompanying notes to condensed consolidated financial statements.

                      AZTEC TECHNOLOGY PARTNERS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)




                                                           THREE MONTHS ENDED THREE MONTHS ENDED  SIX MONTHS ENDED SIX MONTHS ENDED
                                                             JUNE 30, 1999       JUNE 30, 1998       JUNE 30, 1999    JUNE 30, 1998
                                                           ------------------ ------------------  ---------------- ----------------

Revenues:
    Products .................................................   $  53,741         $  34,215         $ 101,234         $  61,981
    Services .................................................      41,646            37,358            80,128            74,883
                                                                 ---------         ---------         ---------         ---------
        Total revenues .......................................      95,387            71,573           181,362           136,864
                                                                 ---------         ---------         ---------         ---------

Gross profit:
    Products .................................................       6,097             4,228            10,402             6,959
    Services .................................................      16,057            12,728            30,326            25,216
                                                                 ---------         ---------         ---------         ---------
        Total gross profit ...................................      22,154            16,956            40,728            32,175

Selling, general and administrative expenses .................      18,366            12,575            33,887            23,513
Amortization of intangibles ..................................       1,260               410             2,520               831
Strategic restructuring costs ................................        (345)            4,946              (345)            4,946
                                                                 ---------         ---------         ---------         ---------
        Operating income (loss) ..............................       2,873              (975)            4,666             2,885

Interest and other expense (income) ..........................       1,486                33             3,015               (18)
                                                                 ---------         ---------         ---------         ---------
Income (loss) before provision for (benefit from) income taxes       1,387            (1,008)            1,651             2,903
Provision for (benefit from) income taxes ....................         717              (454)              837             1,792
                                                                 ---------         ---------         ---------         ---------
Net income (loss) ............................................   $     670         $    (554)        $     814         $   1,111
                                                                 ---------         ---------         ---------         ---------
                                                                 ---------         ---------         ---------         ---------
Weighted-average shares outstanding:
    Basic ....................................................      22,016            25,662            22,016            26,001
    Diluted ..................................................      22,016            25,662            22,189            26,363
Per share amounts:
    Basic ....................................................   $    0.03         $   (0.02)        $    0.04         $    0.04
                                                                 ---------         ---------         ---------         ---------
                                                                 ---------         ---------         ---------         ---------
    Diluted ..................................................   $    0.03         $   (0.02)        $    0.04         $    0.04
                                                                 ---------         ---------         ---------         ---------
                                                                 ---------         ---------         ---------         ---------


     See accompanying notes to condensed consolidated financial statements.

                       AZTEC TECHNOLOGY PARTNERS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)


                                                      SIX MONTHS ENDED  SIX MONTHS ENDED
                                                        JUNE 30, 1999      JUNE 30, 1998
                                                      ----------------  ----------------
Cash flows from operating activities:
 Net income ..........................................     $      814          $  1,111
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization expense ...............        3,475             1,613
   Deferred income taxes ...............................          332               890
   Stock option tender offer ...........................         --               1,897
   Changes in current assets and liabilities ...........        7,479           (16,444)
                                                             --------          --------
    Net cash provided by (used in) operating activities .      12,100           (10,933)
                                                             --------          --------

Cash flows from investing activities:
 Cash paid in acquisitions ...........................         --                (363)
 Additions to property and equipment, net of disposals       (2,722)           (1,853)
 Other ...............................................         (724)             (410)
                                                           --------          --------
    Net cash used in investing activities ...............    (3,446)           (2,626)
                                                           --------          --------

Cash flows from financing activities:
 Payments of long-term debt ..........................      (14,702)             (134)
 Proceeds from issuance of common stock ..............          448              --
 Payments to U.S. Office Products ....................         --              (1,034)
 Capital contribution by U.S. Office Products ........         --              14,344
                                                           --------          --------
    Net cash (used in) provided by financing activities .   (14,254)           13,176
                                                           --------          --------
Net decrease in cash and cash equivalents ...........        (5,600)             (383)
Cash and cash equivalents at beginning of period ....         8,763             1,818
                                                           --------          --------
Cash and cash equivalents at end of period ..........     $   3,163          $  1,435
                                                           --------          --------
                                                           --------          --------

     See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands Except Per Share Data)
                                   (unaudited)

1.       NATURE OF BUSINESS

         Aztec Technology Partners, Inc. ("Aztec" or the "Company") is a single-source provider of comprehensive e-Solutions for business, helping clients exploit internet, intranet and extranet technologies for competitive advantage. The Company provides a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States.

         The Company was a wholly-owned subsidiary of U.S. Office Products, Inc. ("USOP") prior to the Company's spin-off from USOP on June 9, 1998, which was effected through the distribution of shares of the Company to USOP shareholders. The spin-off of Aztec as an independent publicly-owned company was part of USOP's comprehensive restructuring plan.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the thirty-five weeks ended December 31, 1998, included in the Company's Transition Report on Form 10-K/A Amendment No.1. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months and the six months ended June 30, 1999 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

         The condensed statement of income for the six months ended June 30, 1998 reflects revenues and expenses incurred through June 9, 1998 that were directly related to the Company as it was operated within USOP and includes all of the related costs of doing business including an allocation of certain general corporate expenses of USOP which were not directly related to these businesses. Management believes these allocations were made on a reasonable basis.

         Weighted-average shares outstanding used in the basic and diluted earnings per share calculations for the six months ended June 30, 1998 is calculated based upon the number of USOP common shares outstanding through June 9, 1998 and the number of Aztec common shares outstanding from June 10, 1998 to June 30, 1998.

3.       EARNINGS PER SHARE

         The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):


                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------    ----------------
                                                           1999      1998       1999       1998
                                                           ----      ----       ----       ----
Weighted average shares outstanding used in computing
   basic net income (loss) per share ................     22,016     25,662     22,016     26,001

Dilutive stock options ..............................       --         --          173        362
                                                          ------     ------     ------     ------

Weighted average shares outstanding used in computing
   diluted net income (loss) per share ..............     22,016     25,662     22,189     26,363
                                                          ------     ------     ------     ------
                                                          ------     ------     ------     ------

4.       SEGMENT DATA

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the New England, Tri-State, Northeast Telephony, and West regions of the United States. Other operating segments are located in other sections of the country. Each operating segment provides comprehensive e-solutions as described in Note 1.

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

         Summary information by segment for the three and six months ended June 30, 1999 and June 30, 1998 is as follows:


                                                      NORTHEAST
                             NEW ENGLAND  TRI-STATE   TELEPHONY      WEST       OTHER       TOTAL
                             --------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 1999
Revenue:
  Products .................   $36,176     $ 7,435     $ 1,820     $  --       $ 8,310     $53,741
  Services .................    10,229       9,654       6,419       8,890       6,454      41,646
                               -------     -------     -------     -------     -------     -------
   Total ...................   $46,405     $17,089     $ 8,239     $ 8,890     $14,764     $95,387
Gross profit ...............   $ 7,374     $ 4,950     $ 3,247     $ 2,605     $ 3,977     $22,153
Operating income ...........   $ 1,980     $   773     $   857     $ 1,105     $ 1,700     $ 6,415
Depreciation ...............   $   137     $   133     $    61     $    98     $    26     $   455
Assets .....................   $41,405     $22,200     $10,288     $11,064     $14,348     $99,305
                               -------     -------     -------     -------     -------     -------
                               -------     -------     -------     -------     -------     -------



                                                      NORTHEAST
                             NEW ENGLAND  TRI-STATE   TELEPHONY      WEST       OTHER       TOTAL
                             --------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 1998
Revenue:
  Products .................     $23,255     $ 5,772     $ 2,099     $  --       $ 3,089     $34,215
  Services .................       8,828       8,036       7,838      10,862       1,794      37,358
                                 -------     -------     -------     -------     -------     -------
   Total ...................     $32,083     $13,808     $ 9,937     $10,862     $ 4,883     $71,573
Gross profit ...............     $ 5,771     $ 3,967     $ 3,744     $ 2,279     $ 1,195     $16,956
Operating income ...........     $ 1,969     $ 1,056     $   857     $   987     $   922     $ 5,791
Depreciation ...............     $   124     $   132     $    62     $   106     $    80     $   504
Assets .....................     $27,007     $17,240     $12,398     $13,112     $ 5,041     $74,798
                                 -------     -------     -------     -------     -------     -------
                                 -------     -------     -------     -------     -------     -------


                                                      NORTHEAST
                             NEW ENGLAND  TRI-STATE   TELEPHONY      WEST       OTHER       TOTAL
                             --------------------------------------------------------------------
SIX MONTHS ENDED
JUNE 30, 1999
Revenue:
  Products ...............     $ 61,017     $ 17,818     $  3,611     $   --       $ 18,788     $101,234
  Services ...............       18,168       18,684       14,139       16,119       13,018       80,128
                               --------     --------     --------     --------     --------     --------
   Total .................     $ 79,185     $ 36,502     $ 17,750     $ 16,119     $ 31,806     $181,362
Gross profit .............     $ 12,306     $  9,557     $  7,026     $  4,051     $  7,788     $ 40,728
Operating income..........     $  3,058     $  1,700     $  2,195     $  1,205     $  3,412     $ 11,570
Depreciation .............     $    261     $    261     $    120     $    196     $     73     $    911
Assets ...................     $ 41,405     $ 22,200     $ 10,288     $ 11,064     $ 14,348     $ 99,305
                               --------     --------     --------     --------     --------     --------
                               --------     --------     --------     --------     --------     --------


                                                      NORTHEAST
                             NEW ENGLAND  TRI-STATE   TELEPHONY      WEST       OTHER       TOTAL
                             --------------------------------------------------------------------
SIX MONTHS ENDED
JUNE 30, 1998
Revenue:
  Products ...............     $ 40,283     $ 11,107     $  4,017     $   --       $  6,574     $ 61,981
  Services ...............       17,221       14,713       15,483       23,837        3,629       74,883
                               --------     --------     --------     --------     --------     --------
   Total .................     $ 57,504     $ 25,820     $ 19,500     $ 23,837     $ 10,203     $136,864
Gross profit .............     $ 10,528     $  7,281     $  7,818     $  4,776     $  1,772     $ 32,175
Operating income..........     $  2,963     $  1,901     $  2,580     $  2,160     $    709     $ 10,313
Depreciation .............     $    218     $    221     $    125     $    202     $     57     $    823
Assets ...................     $ 27,007     $ 17,240     $ 12,398     $ 13,112     $  5,041     $ 74,798
                               --------     --------     --------     --------     --------     --------
                               --------     --------     --------     --------     --------     --------

         A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three and six months ended June 30, 1999 and June 30, 1998 is as follows:

                                THREE MONTHS ENDED  THREE MONTHS ENDED SIX MONTHS ENDED  SIX MONTHS ENDED
                                 JUNE 30, 1999        JUNE 30, 1998      JUNE 30, 1999      JUNE 30, 1998
                                ------------------  ------------------ ----------------  ----------------
Segment operating income ....     $   6,415          $   5,791          $  11,570          $  10,313
Corporate expenses ..........         2,627              1,409              4,729              1,651
Amortization of intangibles .         1,260                410              2,520                831
Strategic restructuring costs          (345)             4,946               (345)             4,946
                                  ---------          ---------          ---------          ---------
Total operating income ......     $   2,873          $    (975)         $   4,666          $   2,885
                                  ---------          ---------          ---------          ---------
                                  ---------          ---------          ---------          ---------
Segment assets ..............     $  99,305          $  74,798          $  99,305          $  74,798
Corporate  assets ...........        12,025              3,114             12,025              3,114
Intangible assets ...........       128,098             63,554            128,098             63,554
                                  ---------          ---------          ---------          ---------
Total assets ................     $ 239,428          $ 141,466          $ 239,428          $ 141,466
                                  ---------          ---------          ---------          ---------
                                  ---------          ---------          ---------          ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Aztec is a single-source provider of comprehensive e-Solutions for business, helping clients exploit internet, intranet and extranet technologies for competitive advantage. The Company derives its revenues principally from (i) fees for services rendered to customers for Web and network design and implementation, web-based application development and customization, voice and data infrastructure, design and integration, and IT consulting, support and outsourcing; and (ii) sales of products to customers within these business sectors (including telephony systems and network hardware and software). Aztec's primary focus is the middle-market and Fortune 1000 companies in a wide range of industries including communications, health care, financial services, government, manufacturing, pharmaceuticals, professional services and technology.

RESULTS OF OPERATIONS

The following table sets forth various items as a percentage of revenues for the periods indicated.


                                                  THREE MONTHS ENDED    THREE MONTHS ENDED     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30, 1999          JUNE 30, 1998        JUNE 30, 1999        JUNE 30, 1998
                                                --------------------    ------------------     ----------------    -----------------
                                                     (unaudited)            (unaudited)          (unaudited)          (unaudited)

Revenues                                                  100.0 %                100.0 %            100.0 %                100.0 %
Cost of revenues                                           76.8                   76.3               77.5                   76.5
                                                ----------------       ----------------       ------------        ---------------
   Gross profit                                            23.2                   23.7               22.5                   23.5
Selling, general and administrative expenses               19.3                   17.6               18.7                   17.2
Amortization of intangibles                                 1.3                    0.6                1.4                    0.6
Strategic restructuring costs                              (0.4)                   6.9               (0.2)                   3.6
                                                ----------------       ----------------       ------------        ---------------
   Operating income (loss)                                  3.0                   (1.4)               2.6                    2.1
Other expense, net                                          1.5                    0.0                1.7                    0.0
                                                ----------------       ----------------       ------------        ---------------
   Income (loss) before income taxes                        1.5                   (1.4)               0.9                    2.1
Provision for (benefit from) income taxes                   0.8                   (0.6)               0.5                    1.3
                                                ----------------       ----------------       ------------        ---------------
   Net income (loss)                                        0.7 %                 (0.8)%              0.4 %                  0.8 %
                                                ----------------       ----------------       ------------        ---------------
                                                ----------------       ----------------       ------------        ---------------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

         Consolidated revenues increased 33.3% from $71.6 million for the three months ended June 30, 1998 to $95.4 million for the three months ended June 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions from sales to existing customers combined with product revenue from the Company's expanded customer base resulting from an acquisition in July 1998. In addition, services revenue increased modestly from staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions. This increase was offset in part by a reduction in data communications revenue in the Company's West region.

         Gross profit increased 30.7% from $17.0 million, or 23.7% of revenues, for the three months ended June 30, 1998 to $22.2 million, or 23.2% of revenues, for the three months ended June 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the three months ended June 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing. The decrease in gross profit as a percentage of revenue was offset slightly by improved margins from services due primarily to improved margins in web-based application development related services in the Company's Tri-State region.

         Selling, general and administrative expenses increased 46.1% from $12.6 million, or 17.6% of revenues, for the three months ended June 30, 1998 to $18.4 million, or 19.3% of revenues, for the three months ended June 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to higher corporate costs associated with being an independent, publicly traded company, incentive related costs, primarily commissions, due to increased revenue and legal and investment bank fees associated with the Company's strategic initiatives. Legal and investment bank fees approximated $.8 million.

         Amortization of intangibles increased $.9 million from $.4 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of ($.3) million for the three months ended June 30, 1999 represent the reversal of excess severance costs associated with restructuring charges accrued in the fourth quarter of 1998. Strategic restructuring costs of $4.9 million for the three months ended June 30, 1998 represent costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan, including costs incurred related to the Company's withdrawn initial public offering.

         Interest and other expense of $.03 million for the three months ended June 30, 1998 increased to $1.5 million of interest and other expense in the three months ended June 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Benefit from income taxes was ($.5) million in the three months ended June 30, 1998 compared to a provision for income taxes of $.7 million in the three months ended June 30, 1999, reflecting effective tax rates of (45.0%) and 51.7%, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

         Consolidated revenues increased 32.5% from $136.9 million for the six months ended June 30, 1998 to $181.4 million for the six months ended June 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions to existing customers combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. In addition, services revenue increased modestly from staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions. This increase was offset in part by a reduction in data communications revenue in the Company's West region.

         Gross profit increased 26.6% from $32.2 million, or 23.5% of revenues, for the six months ended June 30, 1998 to $40.7 million, or 22.5% of revenues, for the six months ended June 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the six months ended June 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing. The decrease in gross profit as a percentage of revenue was offset slightly by improved margins from services due primarily to improved margins in web-based application development related services in the Company's Tri-State region.

         Selling, general and administrative expenses increased 44.1% from $23.5 million, or 17.2% of revenues, for the six months ended June 30, 1998 to $33.9 million, or 18.7% of revenues, for the six months ended June 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to higher corporate costs associated with being an independent, publicly traded company, incentive related costs, primarily commissions, due to increased revenue and legal and investment bank fees associated with the Company's strategic initiatives. Legal and investment bank fees approximated $.8 million.

         Amortization of intangibles increased $1.7 million from $.8 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of ($.3) million for the six months ended June 30, 1999 represent the reversal of excess severance costs associated with restructuring charges accrued in the fourth quarter of 1998. Strategic restructuring costs of $4.9 million for the six months ended June 30, 1998 represent costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

         Interest and other expense (income) of ($.02) million for the six months ended June 30, 1998 increased to $3.0 million of interest and other expense in the six months ended June 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes decreased from $1.8 million in the six months ended June 30, 1998 to $.8 million in the six months ended June 30, 1999, reflecting effective tax rates of 61.7% and 50.7%, respectively. The higher effective tax rate for the six months ended June 30, 1998 is the result of the fiscal 1998 fourth quarter tax provision adjustment to state tax expense at the effective rate for the full fiscal year when the Company was still a wholly-owned subsidiary of USOP.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, Aztec had cash of $3.2 million and working capital of $45.9 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 30, 1999 was approximately $184.0 million.

         During the six months ended June 30, 1999, net cash provided by operating activities was $12.1 million. Net cash used in investing activities was $3.4 million, which consisted primarily of $2.7 million of additions of property and equipment. Net cash used in financing activities was $14.3 million, reflecting the $10.6 million recovery from Solutions E.T.C. used to pay down long-term debt on the credit facility, as well as payment of approximately $4.0 million to reduce the working capital portion of the credit facility.

         During the six months ended June 30, 1998, net cash used in operating activities was $10.9 million. Net cash used in investing activities was $2.6 million, which consisted primarily of additions to property and equipment. Net cash provided by financing activities was $13.2 million which consisted primarily of capital contributed by USOP in anticipation of a strategic restructuring.

         As of June 30, 1999, Aztec had made $2.7 million in capital expenditures against the $4.0 million budgeted for 1999. The largest items include $.8 million for Year 2000 remediation. In addition, the Company may be required to pay $3.3 million related to certain option agreements, pending certain events, during April 2001.

         The Company is closely monitoring its compliance with the financial covenants under its credit facility. The Company's working capital line of credit is a significant factor in the Company's ability to meet its liquidity requirements. At June 30, 1999, the Company could borrow an additional $6.0 million based on its financial covenants under its credit facility, however there can be no assurance that the Company will continue to have such ability to borrow and remain in compliance with its financial covenants; however the Company anticipates that its working capital line of credit and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its existing operations through the end of calendar 1999.

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

         The Company has conducted its assessment of its exposure to the Year 2000 problem and has established a detailed response to that exposure. Generally, the Company has Year 2000 exposure in three areas: 1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage the Company's business; 2) Non-IT Related Systems--equipment with "embedded chips" used by the Company, including telephone and building security systems; and 3) Third Parties--computer systems used by third parties, in particular customers and suppliers of the Company.

IT RELATED SYSTEMS

         The Company has initiated a Year 2000 readiness plan for its financial and management computerized operating systems. This plan includes assessment, solution evaluation, implementation, results monitoring, and contingency planning. Assessment includes determining if the current systems are Year 2000 compliant and whether they meet the Company's business needs. The solution evaluation phase involves the review of the remediation alternatives including modification, upgrading or replacement of certain IT systems. The result of this phase is the determination of the remediation effort involved. Implementation of the solution includes extensive testing and verification. The results of the remediation efforts must be monitored once the implementation phase is complete. Contingency planning begins once a solution is determined and continues until completion of the entire remediation effort. To date, the Company has conducted the assessment phase for all IT Systems used by the business, has evaluated solutions for all critical IT Systems used by the business, and the implementation phase is in its final stages. The Company utilizes primarily packaged software and expects that certain systems will be upgraded and others will be replaced in order to meet Year 2000 requirements. The Company anticipates that critical systems will be Year 2000 compliant during 1999.

NON-IT RELATED SYSTEMS

         Major Non-IT systems utilized by the Company include telephone and building security systems, as well as other equipment with "embedded chips". If the Company determines that any Non-IT related systems are not Year 2000 compliant, it will be necessary to adjust the estimates of the cost of Year 2000 remediation and determine a Year 2000 plan including solution evaluation, implementation, results monitoring, and contingency planning. Assurances regarding Year 2000 compliance for Non-IT related system vendors are being handled in the same manner as other third parties (see discussion below). The Company conducted its assessment of Year 2000 compliance for Non-IT related systems in the first half of 1999 and expects to complete remediation during the third quarter 1999.

THIRD PARTIES

         The Company is seeking assurances, as an ongoing process, from its suppliers and customers that their systems and products are Year 2000 compliant. The determination of compliance will include assessments by the Company of the exposure of Year 2000 issues to suppliers and customers, anticipated risks, their responses to those risks and their contingency plans. To date, the Company is not aware of any Year 2000 problems at any of its customers or suppliers that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and customers will be Year 2000 ready, and the Company believes that customers and prospective customers may defer non-critical IT projects in order to devote necessary resources to fixing their own Year 2000 problems. The inability of those parties to become Year 2000 compliant on a timely basis could materially impact the Company.

COST OF REMEDIATION

         The Company estimates that the total cost of remediation for all three categories of Year 2000 problems will be approximately $2.8 million, of which, to date, approximately $1.5 million has been incurred. The majority of costs represent implementation of new systems and thus, have been capitalized as of June 30, 1999. The source of funds for the Company's Year 2000 plan is from operating cash flows. No IT projects have been deferred by the Company due to Year 2000 efforts.

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

         The Company believes that services provided customers are Year 2000 compliant. However, the Company integrates third party products into the solutions created for customers. Aztec cannot evaluate whether all of these third-party products are Year 2000 compliant. The Company may face claims based on Year 2000 problems in other companies' products or based on issues arising from the integration of such products into the Company's solutions. Although no Year 2000 claims have been made against Aztec, in the future, the Company may be required to defend its products in legal proceedings which could have a material impact regardless of the merits of these claims.

CONTINGENCY PLANS

         The Company has neared completion of a formalized contingency plan in the event of a Year 2000 failure. However, the contingency plan will further depend on results of evaluation and testing of remediation which will be conducted during the third and fourth quarters of 1999. The Company expects its contingency plans to include, among other things, manual and programmatic solutions to correct issues not imbedded in third party hardware and software.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-Q AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. THE FOLLOWING FACTORS CONTAIN SOME FORWARD LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999, AND OUR ANTICIPATED CASH FLOW AND TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND OTHER FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

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

         WE UNDERTAKE NO OBLIGATIONS TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE IN OUR 10-K, 10-Q, 8-K AND OTHER REPORTS TO THE SEC.

LISTING OF COMMON STOCK ON THE NASDAQ SMALLCAP MARKET

         On June 24, 1999, the Company announced that Aztec's common stock would be listed on the Nasdaq SmallCap Market effective June 25, 1999. The decision to transfer the listing from the Nasdaq National Market was made following a hearing in which the Nasdaq Listing Qualifications Panel's conclusion that the Company no longer satisfied the National Market listing requirements. There can be no assurance that investors will not have less liquidity in their shares as a result of the transfer of listing from the Nasdaq National Market.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company has experienced, and may in the future continue to experience, fluctuations in its quarterly operating results. Factors that may cause the Company's quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect the Company's personnel utilization rates, which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long and the Company's services are impacted by both the financial condition and management decisions of its clients and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed at the beginning of any period and the Company's general policy is to not adjust its staffing levels based upon what it views as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of the Company's engagements are, and may be in the future, terminable by its clients without penalty. A termination of a major project could require the Company to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that the Company's results of operations will not be below the expectations of investors for any given fiscal period.

ATTRACTION AND RETENTION OF EMPLOYEES

         Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. At June 30, 1999 approximately 70% of Aztec's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

RELIANCE ON KEY PERSONNEL

         Aztec's operations depend on the continued efforts of James E. Claypoole, its Chairman and Chief Executive Officer, Benjamin Tandowski, its Chief Technology Officer, Ira Cohen, its Chief Operating Officer, Ross Weintraub, its Chief Financial Officer, its operating company presidents, and the senior management of certain of its operating companies. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, Aztec's business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel.

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

         Certain indemnification obligations of Aztec and the other Spin-Off Companies to USOP are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to USOP when such a loss occurs, Aztec may be required to reimburse USOP for all or a portion of the losses that otherwise would have been allocated to such other Spin-Off Company. In addition, the agreements allocate certain liabilities, including general corporate and securities liabilities of USOP not specifically related to the specific businesses to be conducted by the Spin-Off Companies and post-Distribution USOP among USOP and each of the Spin-Off Companies. Adverse developments involving USOP or the other Spin-Off Companies, or material disputes with USOP, could have a material adverse effect on Aztec.

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

         On the Distribution Date, Jonathan J. Ledecky, Chairman of the USOP Board of Directors, received options for 1,660,500 shares of the Company's common stock and options for shares of each of the other Spin-Off Companies exercisable for 7.5% of the common stock of each of the other Spin-Off Companies. As a result of the receipt of the options, Mr. Ledecky had interests in the Distribution that differed in certain respects from the interests of other stockholders of USOP and Aztec.

POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTION

         In connection with the Distribution, Aztec entered into a tax allocation agreement with USOP and the other Spin-Off Companies, which provides that Aztec and the other Spin-Off Companies will jointly and severally indemnify USOP for any losses associated with taxes related to the Distribution ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the spin-offs in the Distribution are taxable. Aztec also entered into a tax indemnification agreement with the other Spin-Off Companies under which the Spin-Off Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify USOP under the tax allocation agreement. As a consequence, Aztec will be liable for any distribution taxes resulting from any Adverse Tax Act by Aztec and will be liable (subject to indemnification by the other Spin-Off Companies) for any distribution taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the distributions are taxable and it is determined that there has not been an Adverse Tax Act by either USOP or any of the Spin-Off Companies, USOP and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distribution. As a result, Aztec could become liable for a pro rata portion for Distribution Taxes with respect to not only its own spin-off, but to the spin-offs of the other Spin-Off Companies.

POSSIBLE TAX LIABILITY IN EVENT OF A SALE OF THE COMPANY OR IN THE EVENT OF ISSUANCES OF COMMON STOCK

         As previously announced, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation to explore strategic alternatives for maximizing shareholder value. One of these options includes the possible sale of the Company. Section 355(e) of the Internal Revenue Code of 1986, as amended, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50% test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. As a result of the provisions of Section 355(e), there can be no assurance that issuances of stock by Aztec, or a sale of the Company, will not create a tax liability for the Company pursuant to a tax allocation agreement and a tax indemnification agreement described above.

RISKS RELATED TO ALLOCATION OF CERTAIN LIABILITIES IN THE DISTRIBUTION

         Under the Distribution Agreement, Aztec is liable to USOP for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the employee benefits agreement, tax allocation agreement and related agreements, and (iii) certain liabilities under the securities laws related to the Distribution. Each of the other Spin-Off Companies is similarly obligated to USOP. Aztec and the other Spin-Off Companies have also agreed to bear a pro rata portion of (i) USOP liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of USOP) and (ii) USOP's general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distribution (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the other Spin-Off Companies defaults on an obligation owed to USOP, the other non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Aztec could be obligated to USOP in respect of obligations and liabilities not related to its business or operations and over which neither it, nor its management, has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

INABILITY TO USE POOLING-OF-INTERESTS ACCOUNTING

         Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations accounted for under the pooling-of-interests method. As a result of Aztec being a wholly-owned subsidiary of USOP prior to the Distribution, Aztec is precluded from completing business combinations accounted for under the pooling-of-interests method for a period of two years and any business combinations involving Aztec during such period will be accounted for under the purchase method resulting in the recording of goodwill.

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

         As of June 30, 1999, approximately $128.1 million, or 53.5% of Aztec's total assets and 118.4% of Aztec's stockholders' equity, constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

EFFECT OF ANTI-TAKEOVER PROVISIONS

         The Aztec Board has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by Aztec stockholders. The rights of the holders of Aztec Common Stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. While Aztec has no present intention to issue shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions or other corporate purposes, could have the effect of delaying, deferring, or preventing a change in control of Aztec and entrenching current management. In addition, such preferred stock may have other rights, including economic rights senior to those of the Aztec Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Aztec Common Stock.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The Company is exposed to interest rate change market risk principally with respect to its credit facility, which is priced based on certain interest rate alternatives. At June 30, 1999, $75.3 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 1999 could have a positive or negative effect on the Company's interest expense. The Company does not engage in financial transactions for trading or speculative purposes.

         The Company does not believe that it faces primary market risk exposure that is material to its operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           No material changes since the Company's Transition
                  Report on Form 10-K/A Amendment No. 1, filed August 4, 1999.

ITEM 5.  OTHER INFORMATION

                  On June 25, 1999, the Company's common stock began trading on the Nasdaq SmallCap Market System under the ticker symbol "AZTC". The stock had previously traded under the same symbol on the Nasdaq National Market System.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

               10.11       Employment Agreement between Aztec and Ross J.
                           Weintraub
               10.12       Employment Agreement between Aztec and Ira Cohen
               10.16       Employment Agreement between PCSI and Benjamin
                           Tandowski
                  27.      Financial Data Schedule


B.       Reports on Form 8-K

                  None





                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AZTEC TECHNOLOGY PARTNERS, INC.
                                   BY: /s/   Ross J. Weintraub
Date: August 13, 1999                      ----------------------
                                             Ross J. Weintraub
                                           Chief Financial Officer
                                         Duly Authorized Officer and
                                         Principal Accounting Officer