Form 10-Q
period 1999-09-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 1999-11-15
CIK 1055458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


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

22,196,633 shares of the registrant's common stock, par value $0.001, were outstanding as of November 10, 1999.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                    FORM 10-Q
                                Table of Contents
                               September 30, 1999


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets....................................    3

Condensed Consolidated Statements of Operations..........................    4

Condensed Consolidated Statements of Cash Flows..........................    5

Notes to Condensed Consolidated Financial Statements.....................    6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................    11

Year 2000 Readiness Disclosure Statements................................    14

Factors That May Affect Future Results...................................    16

Item 3. Quantitative and Qualitative Disclosure About Market Risks......     21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................    22

Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits ....................................................    22
        B.  Reports on Form 8-K .........................................    22

Signatures ..............................................................    22


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AZTEC TECHNOLOGY PARTNERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30, DECEMBER 31,
                                                                           1999         1998
                                                                       ------------- ------------
                                                                       (unaudited)
                                        ASSETS
Current assets:
    Cash and cash equivalents .......................................   $   3,458    $   8,763
    Accounts receivable, net ........................................      73,244       74,138
    Inventories .....................................................      10,479       11,323
    Unbilled percentage of completion revenues ......................       4,561        5,922
    Other receivable ................................................        --         10,550
    Prepaid expenses and other current assets .......................      12,458       10,232
                                                                        ---------    ---------
        Total current assets ........................................     104,200      120,928

    Property and equipment, net .....................................      10,539        7,603
    Intangibles, net ................................................      84,215      129,792
    Deferred tax asset ..............................................      13,437         --
    Other assets ....................................................       1,790        2,196
                                                                        ---------    ---------
        Total assets ................................................   $ 214,181    $ 260,519
                                                                        ---------    ---------
                                                                        ---------    ---------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ............................   $  72,481    $     216
    Accounts payable ................................................      38,749       43,937
    Accrued compensation ............................................       9,639        5,791
    Deferred revenue ................................................       7,921        4,732
    Other accrued liabilities........................................       8,123        7,821
                                                                        ---------    ---------
        Total current liabilities ...................................     136,913       62,497

Long-term debt ......................................................         232       90,218
Deferred income taxes ...............................................        --            141
Other long-term liabilities .........................................       1,295          697
                                                                        ---------    ---------
        Total liabilities ...........................................     138,440      153,553
                                                                        ---------    ---------
Stockholders' equity:
    Common stock - $.001 par value, 150,000,000 shares authorized,
      22,196,633 and 21,937,902 shares issued and outstanding,
      respectively ..................................................          22           22
    Additional paid-in capital ......................................      94,032       93,584
    Retained earnings (deficit) .....................................     (18,313)      13,360
                                                                        ---------    ---------
        Total stockholders' equity ..................................      75,741      106,966
                                                                        ---------    ---------
        Total liabilities and stockholders' equity ..................   $ 214,181    $ 260,519
                                                                        ---------    ---------
                                                                        ---------    ---------


     See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED  THREE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                              ------------------  ------------------  ------------------  ------------------
Revenues:

    Products ...............................        $  52,962         $  39,011         $ 154,198         $ 100,992
    Services ...............................           43,496            39,091           123,623           113,974
                                                    ---------         ---------         ---------         ---------
        Total revenues .....................           96,458            78,102           277,821           214,966
                                                    ---------         ---------         ---------         ---------

Gross profit:

    Products ...............................            3,403             5,856            13,803            12,815
    Services ...............................           17,839            13,549            48,168            38,765
                                                    ---------         ---------         ---------         ---------

        Total gross profit .................           21,242            19,405            61,971            51,580


Selling, general and administrative expenses           19,755            12,752            53,642            36,265
Amortization of intangibles.................            1,260               793             3,780             1,624
Strategic restructuring costs...............            3,988              --               3,644             4,946
Write-off of goodwill ......................           41,723              --              41,723              --
                                                    ---------         ---------         ---------         ---------

        Operating income (loss) ............          (45,484)            5,860           (40,818)            8,745

Interest and other expense .................            1,637               488             4,652               470
                                                    ---------         ---------         ---------         ---------
Income (loss) before income tax
  provision (benefit) ......................          (47,121)            5,372           (45,470)            8,275
Income tax provision (benefit) .............          (14,633)            2,415           (13,797)            4,207
                                                    ---------         ---------         ---------         ---------
Net income (loss) ..........................        $ (32,488)        $   2,957         $ (31,673)        $   4,068
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------

Weighted-average shares outstanding:

    Basic ..................................           22,197            21,963            22,077            24,676
    Diluted ................................           22,197            21,963            22,077            24,920


Per share amounts:


    Basic ..................................        $   (1.46)        $    0.13         $   (1.43)        $    0.16
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
    Diluted ................................        $   (1.46)        $    0.13         $   (1.43)        $    0.16
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------



     See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED  NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                      ------------------  ------------------
Cash flows from operating activities:
 Net income (loss)......................................     $(31,673)     $  4,068
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization expense ...............        5,495         2,808
   Write-off of goodwill ...............................       41,723          --
   Deferred income taxes ...............................      (13,578)          763
   Stock option tender offer ...........................         --           1,897
   Changes in current assets and liabilities ...........       14,172       (20,709)
                                                             --------      --------
     Net cash provided by (used in) operating activities       16,139       (11,173)
                                                             --------      --------

Cash flows from investing activities:
 Cash paid in acquisitions .............................         --         (67,247)
 Additions to property and equipment, net of disposals .       (4,577)       (3,077)
 Other .................................................          406        (1,838)
                                                             --------      --------
     Net cash used in investing activities .............       (4,171)      (72,162)
                                                             --------      --------

Cash flows from financing activities:
 Payments of long-term debt ............................      (17,721)       74,092
 Proceeds from issuance of common stock ................          448          --
 Payments to U.S. Office Products ......................         --          (1,033)
 Capital contribution by U.S. Office Products ..........         --          14,344
                                                             --------      --------
     Net cash (used in) provided by financing activities      (17,273)       87,403
                                                             --------      --------

Net increase (decrease) in cash and cash equivalents ...       (5,305)        4,068
Cash and cash equivalents at beginning of period .......        8,763         1,818
                                                             --------      --------
Cash and cash equivalents at end of period .............     $  3,458      $  5,886
                                                             --------      --------
                                                             --------      --------


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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the thirty-five weeks ended December 31, 1998, included in the Company's Transition Report on Form 10-K/A Amendment No.1 filed August 4, 1999. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months and the nine months ended
         September 30, 1999 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

         The condensed consolidated statement of operations for the nine months ended September 30, 1998 reflects revenues and expenses incurred through June 9, 1998 that were directly related to the Company as it was operated within USOP and includes all of the related costs of doing business including an allocation of certain general corporate expenses of USOP which were not directly related to these businesses. Management believes these allocations were made on a reasonable basis.

         Weighted-average shares outstanding used in the basic and diluted earnings per share calculations for the nine months ended September 30, 1998 are calculated based upon the number of USOP common shares outstanding through June 9, 1998 and the number of Aztec common shares outstanding from June 10, 1998 to September 30, 1998.

3.       CREDIT FACILITY

         As of September 30, 1999, the Company was in noncompliance with a certain financial covenant under its credit facility. Effective September 30, 1999, the Company entered into an amendment to its credit facility whereby it received a waiver of noncompliance for the third quarter of 1999. The amendment reduced the maximum amount that the Company may borrow for acquisition purposes under its acquisition line of credit from $125 million to the amount outstanding at September 30, 1999 of $69.3 million and increased the interest rates on borrowings under the facility. There can be no assurance that the Company will be in compliance with the financial covenants in the fourth quarter or that its Bank group would grant a waiver in the event of noncompliance with a financial covenant. The credit facility contains conditions, that in the event of noncompliance with financial covenants, could require that any amounts of outstanding borrowings under the facility become due and payable. As a result, the amount of outstanding borrowings under the credit facility at September 30, 1999 of $72.3 million has been classified as current on the condensed consolidated balance sheet.

4.       STRATEGIC RESTRUCTURING COSTS

         During the third quarter of 1999, the Company initiated a restructuring plan to improve operational efficiencies and close non-profitable operations. The plan includes the closing of the Company's Canfield, Ohio location, as well as significant staff reductions at certain of the Company's operating locations. The Company recorded a strategic restructuring charge of $4.8 million in the third quarter which included employee severance costs, asset impairments, contractual commitments and other costs associated with personnel reductions and facility closures, as well as $.8 million of inventory write-offs which is shown as a reduction of product gross profit. The strategic restructuring plan is expected to be complete by the end of the calendar year.

5.       IMPAIRMENT OF INTANGIBLE ASSETS

         The Company recorded a non-cash accounting charge of $41.7 million in the third quarter of 1999 related to the impairment of certain intangible assets. Of this amount, $37.4 million was related to the Company's review of the carrying value of its intangible assets against the estimated undiscounted future cash flows associated with them. Based on this review, certain intangible assets were reduced to their estimated fair value. In addition, the Company recorded an impairment charge of $4.3 million to reduce certain intangible assets to their estimated fair value based on the Company's announced closing of its Canfield, Ohio location.

6.       EARNINGS PER SHARE

         The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------   -----------------
                                                          1999       1998       1999       1998
                                                         ------     ------     ------     ------
Weighted average shares outstanding used in computing
   basic net income (loss) per share ................     22,197     21,963     22,077     24,676

Dilutive stock options ..............................       --         --         --          244
                                                          ------     ------     ------     ------

Weighted average shares outstanding used in computing
   diluted net income (loss) per share ..............     22,197     21,963     22,077     24,920
                                                          ------     ------     ------     ------
                                                          ------     ------     ------     ------

7.       SEGMENT DATA

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

         Summary information by segment for the three and nine months ended September 30, 1999 and September 30, 1998 is as follows:

                          NEW                    NORTHEAST
                        ENGLAND      TRI-STATE   TELEPHONY       WEST        OTHER        TOTAL
                       ---------    ----------  ------------   --------    ---------    ---------
THREE MONTHS ENDED
 SEPTEMBER 30, 1999
Revenue:
 Products .........     $ 35,045     $  8,290     $  2,427     $   --       $  7,200     $ 52,962
 Services .........        9,263        8,975        7,052       12,395        5,811     $ 43,496
                        --------     --------     --------     --------     --------     --------
   Total ..........     $ 44,308     $ 17,265     $  9,479     $ 12,395     $ 13,011     $ 96,458
Gross profit ......     $  6,123     $  4,543     $  4,180     $  3,313     $  3,083     $ 21,242
Operating income ..     $  1,064     $    310     $  1,580     $  1,481     $    413     $  4,848
Depreciation ......     $    256     $    146     $     84     $     98     $     41     $    625
Assets ............     $ 50,562     $ 21,047     $ 12,517     $ 14,689     $ 11,172     $109,987
                        --------     --------     --------     --------     --------     --------
                        --------     --------     --------     --------     --------     --------


                         NEW                    NORTHEAST
                       ENGLAND      TRI-STATE   TELEPHONY     WEST        OTHER       TOTAL
                       --------     ---------  -----------  --------    --------    -------
THREE MONTHS ENDED
 SEPTEMBER 30, 1998
Revenue:
 Products .........     $24,589     $ 4,882     $ 2,432     $  --       $ 7,108     $39,011
 Services .........       8,141       7,487       9,761      10,584       3,118     $39,091
                        -------     -------     -------     -------     -------     -------
   Total ..........     $32,730     $12,369     $12,193     $10,584     $10,226     $78,102
Gross profit ......     $ 5,619     $ 3,365     $ 5,441     $ 2,230     $ 2,750     $19,405
Operating income ..     $ 2,265     $   500     $ 2,956     $   767     $ 1,465     $ 7,953
Depreciation ......     $   107     $   106     $    62     $    92     $    34     $   401
Assets ............     $30,439     $16,319     $12,859     $12,599     $12,850     $85,066
                        -------     -------     -------     -------     -------     -------
                        -------     -------     -------     -------     -------     -------

                       NEW                     NORTHEAST
                     ENGLAND      TRI-STATE    TELEPHONY      WEST        OTHER         TOTAL
                     --------     ---------    ----------   --------     --------     --------
NINE MONTHS ENDED
 SEPTEMBER 30, 1999
Revenue:
 Products ......     $ 96,063     $ 26,108     $  6,038     $   --       $ 25,989     $154,198
 Services ......       27,430       27,659       21,191       28,514       18,829     $123,623
                     --------     --------     --------     --------     --------     --------
   Total .......     $123,493     $ 53,767     $ 27,229     $ 28,514     $ 44,818     $277,821
Gross profit ...     $ 18,430     $ 14,100     $ 11,206     $  7,364     $ 10,871     $ 61,971
Operating income     $  4,122     $  2,010     $  3,775     $  2,687     $  3,824     $ 16,418
Depreciation ...     $    518     $    408     $    204     $    294     $    113     $  1,537
Assets .........     $ 50,562     $ 21,047     $ 12,517     $ 14,689     $ 11,172     $109,987
                     --------     --------     --------     --------     --------     --------
                     --------     --------     --------     --------     --------     --------



                        NEW                   NORTHEAST
                      ENGLAND     TRI-STATE   TELEPHONY       WEST        OTHER        TOTAL
                     --------     ---------   ----------    --------     --------     --------
NINE MONTHS ENDED
 SEPTEMBER 30, 1998
Revenue:
 Products ......     $ 64,871     $ 15,989     $  6,449     $   --       $ 13,683     $100,992
 Services ......       25,363       22,200       25,244       34,421        6,746     $113,974
                     --------     --------     --------     --------     --------     --------
   Total .......     $ 90,234     $ 38,189     $ 31,693     $ 34,421     $ 20,429     $214,966
Gross profit ...     $ 16,147     $ 10,647     $ 13,259     $  7,006     $  4,521     $ 51,580
Operating income     $  5,228     $  2,401     $  5,536     $  2,926     $  2,176     $ 18,267
Depreciation ...     $    325     $    327     $    188     $    294     $     90     $  1,224
Assets .........     $ 30,439     $ 16,319     $ 12,859     $ 12,599     $ 12,850     $ 85,066
                     --------     --------     --------     --------     --------     --------
                     --------     --------     --------     --------     --------     --------

         A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three and nine months ended September 30, 1999 and September 30, 1998 is as follows:

                               THREE MONTHS ENDED   THREE MONTHS ENDED  NINE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30, 1999   SEPTEMBER 30, 1998  SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                               ------------------   ------------------- ------------------   ------------------
Segment operating income ....          $   4,848           $   7,953          $  16,418           $  18,267
Corporate expenses ..........              3,361               1,300              8,089               2,952
Amortization of intangibles .              1,260                 793              3,780               1,624
Strategic restructuring costs              3,988                --                3,644               4,946
Write-off of goodwill .......             41,723                --               41,723                --
                                       ---------           ---------          ---------           ---------
Consolidated operating
 income (loss)...............          $ (45,484)          $   5,860          $ (40,818)          $   8,745
                                       ---------           ---------          ---------           ---------
                                       ---------           ---------          ---------           ---------
Segment assets ..............          $ 109,987           $  85,066          $ 109,987           $  85,066
Corporate assets ............             19,979              12,226             19,979              12,226
Intangible assets ...........             84,215             129,645             84,215             129,645
                                       ---------           ---------          ---------           ---------
Consolidated assets .........          $ 214,181           $ 226,937          $ 214,181           $ 226,937
                                       ---------           ---------          ---------           ---------
                                       ---------           ---------          ---------           ---------

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

RESULTS OF OPERATIONS


The following table sets forth various items as a percentage of revenues for the periods indicated.

                                              THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998   SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                              ------------------   -------------------   ------------------  ------------------
                                                 (unaudited)           (unaudited)         (unaudited)           (unaudited)

Revenues ...................................                100.0%              100.0%             100.0%              100.0%
Cost of revenues ...........................                 78.0                75.2               77.7                76.0
                                                   --------------       -------------      -------------       -------------
   Gross profit ............................                 22.0                24.8               22.3                24.0
Selling, general and administrative expenses                 20.5                16.3               19.3                16.9
Amortization of intangibles ................                  1.3                 1.0                1.4                 0.7
Strategic restructuring costs ..............                  4.1              --                    1.3                 2.3
Write-off of goodwill ......................                 43.3              --                   15.0              --
                                                   --------------       -------------      -------------       -------------
   Operating income (loss) .................                (47.2)                7.5              (14.7)                4.1
Other expense, net .........................                  1.7                 0.6                1.7                 0.2
                                                   --------------       -------------      -------------       -------------
   Income (loss) before income taxes .......                (48.9)                6.9              (16.4)                3.9
Provision for (benefit from) income taxes ..                (15.2)                3.1               (5.0)                2.0
                                                   --------------       -------------      -------------       -------------
   Net income (loss) .......................                (33.7)%               3.8%             (11.4)%               1.9%
                                                   --------------       -------------      -------------       -------------
                                                   --------------       -------------      -------------       -------------


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Consolidated revenues increased 23.5% from $78.1 million for the three months ended September 30, 1998 to $96.5 million for the three months ended September 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions from sales to existing customers. Services revenue for the three month period ended September 30, 1999 increased modestly from the comparable period of the prior year due to staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions, as well as voice and data infrastructure revenue in the West region. This increase was offset in part by a reduction in voice and data revenue in the Northeast Telephony region.

         Gross profit increased 9.5% from $19.4 million, or 24.8% of revenues, for the three months ended September 30, 1998 to $21.2 million, or 22.0% of revenues, for the three months ended September 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the three months ended September 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing and the write off of approximately $.8 million of inventory due to restructuring. The decrease in gross profit as a percentage of revenue was offset in-part by improved margins from services due primarily to improved margins in network and web-based application development related services in the Company's New England and Tri-State regions.

         Selling, general and administrative expenses increased 55.0% from $12.8 million, or 16.3% of revenues, for the three months ended September 30, 1998 to $19.8 million, or 20.5% of revenues, for the three months ended September 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to incentive related costs, primarily commissions, due to increased revenue, higher corporate administrative costs due to increased staffing and investment banking and related legal activities, increased regional costs in New England and higher costs from an acquisition completed in September 1998.

         Amortization of intangibles increased $.5 million from $.8 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of $4.0 million for the three months ended September 30, 1999 represent costs incurred in connection with closing a facility and significantly reducing staff in the Company's Tri-State and New England regions including employee severance, contractual obligations and other costs associated with personnel reductions and facility closures.

         Write-off of goodwill of $41.7 million for the three months ended September 30, 1999 represents $37.4 million for the write-down of intangibles to their estimated fair value, as well as a write-off of goodwill of $4.3 million due to the closing of the Canfield, OH location.

         Interest and other expense of $.5 million for the three months ended September 30, 1998 increased to $1.6 million of interest and other expense for the three months ended September 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes was $2.4 million in the three months ended September 30, 1998 compared to a benefit from income taxes of ($14.6) million in the three months ended September 30, 1999, reflecting effective tax rates of 44.9% and (31.0%), respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Consolidated revenues increased 29.2% from $215.0 million for the nine months ended September 30, 1998 to $277.8 million for the nine months ended September 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions to existing customers, combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. Services revenue for the nine month period ended September 30, 1999 increased modestly from the comparable period of the prior year due to staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions.

This increase was offset in part by a reduction in voice and data infrastructure revenues in the Company's Northeast Telephony and West regions.

         Gross profit increased 20.1% from $51.6 million, or 24.0% of revenues, for the nine months ended September 30, 1998 to $62.0 million, or 22.3% of revenues, for the nine months ended September 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the nine months ended September 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing and the write-off of approximately $.8 million of inventory due to the restructuring. The decrease in gross profit as a percentage of revenue was offset in-part by improved margins from network and web-based application development related services in the Company's New England and Tri-State regions.

         Selling, general and administrative expenses increased 47.9% from $36.3 million, or 16.9% of revenues, for the nine months ended September 30, 1998 to $53.6 million, or 19.3% of revenues, for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to higher corporate costs associated with being an independent, publicly traded company, incentive related costs, primarily commissions, due to increased revenue and legal and investment bank fees associated with the Company's strategic initiatives. Legal and investment bank fees approximated $1.3 million.

         Amortization of intangibles increased $2.2 million from $1.6 million for the nine months ended September 30, 1998 to $3.8 million for the nine months ended September 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of $3.6 million for the nine months ended September 30, 1999 represent the costs incurred in connection with closing a facility and significantly reducing staff in the Company's Tri-State and New England regions including employee severance, contractual obligations and other costs associated with personnel reductions and facility closures and ($.3) million for the reversal of excess severance costs associated with restructuring charges accrued in the fourth quarter of 1998. Strategic restructuring costs of $4.9 million for the nine months ended September 30, 1998 represent costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

         Write-off of goodwill for $41.7 million for the nine months ended September 30, 1999 represents $37.4 million for the write-down of intangibles to their estimated fair value, as well as a write-off of goodwill of $4.3 million due to the closing of the Canfield, OH location.

         Interest and other expense of $.5 million for the nine months ended September 30, 1998 increased to $4.7 million of interest and other expense in the nine months ended September 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes was $4.2 million in the nine months ended September 30, 1998 compared to a benefit from income taxes of ($13.8) million in the nine months ended September 30, 1999, reflecting effective tax rates of 50.8% and (30.3%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Effective September 30, 1999, the Company entered into an amendment to its credit facility whereby it received a waiver of noncompliance for a certain financial covenant for the third quarter, reduced the maximum amount which the Company may borrow under its acquisition line of credit from $125 million to the amount outstanding at September 30, 1999 of $69.3 million and increased the interest rates on borrowings under the facility. There can be no assurance that the Company will be in compliance with the financial covenants during the fourth quarter. The Company anticipates that its working capital line of credit and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its existing operations through the end of calendar 1999.

         At September 30, 1999, Aztec had cash of $3.5 million and working capital of ($32.7) million resulting from the classification of the amount outstanding under its credit facility of $72.3 million as a current liability as described on page 6, Note 3. At September 30, 1999, Aztecs' stockholders' equity was $75.7 million.

         During the nine months ended September 30, 1999, net cash provided by operating activities was $16.1 million. Net cash used in investing activities was $4.2 million, which consisted primarily of $4.6 million of additions of property and equipment. Net cash used in financing activities was $17.3 million, reflecting the $10.6 million recovery from Solutions E.T.C. used to pay down long-term debt on the credit facility, as well as payment of approximately $7.0 million to reduce the working capital portion of the credit facility.

         During the nine months ended September 30, 1998, net cash used in operating activities was $11.2 million. Net cash used in investing activities was $72.2 million, which consisted primarily of cash paid in acquisitions. Net cash provided by financing activities was $87.4 million which consisted primarily of increase in long-term debt for acquisitions, as well as capital contributed by USOP in anticipation of a strategic restructuring.

         As of September 30, 1999, Aztec had made $4.6 million in capital expenditures for 1999. The largest items include $1.8 million for Year 2000 remediation. In addition, the Company may be required to pay $3.3 million related to certain option agreements, pending certain events, during April 2001.

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

IT RELATED SYSTEMS

         The Company has implemented a Year 2000 readiness plan for its financial and management computerized operating systems. This plan includes assessment, solution evaluation, implementation, results monitoring, and contingency planning. Assessment includes determining if the current systems are Year 2000 compliant and whether they meet the Company's business needs. The solution evaluation phase involves the review of the remediation alternatives including modification, upgrading or replacement of certain IT systems. The result of this phase is the determination of the remediation effort involved. Implementation of the solution includes extensive testing and verification. The results of the remediation efforts must be monitored once the implementation phase is complete. Contingency planning begins once a solution is determined and continues until completion of the entire remediation effort. To date, the Company has conducted the assessment phase for all IT Systems used by the business, has evaluated solutions for all critical IT Systems used by the business, and has neared completion of the implementation and results monitoring phases. The Company utilizes primarily packaged software and certain systems have been upgraded and others replaced in order to meet Year 2000 requirements. The Company anticipates that its critical systems will be Year 2000 compliant during 1999.

NON-IT RELATED SYSTEMS

         The Company has implemented a Year 2000 readiness plan for Non-IT systems. Major Non-IT systems utilized by the Company include telephone and building security systems, as well as other equipment with "embedded chips". The Year 2000 plan includes assessment, solution evaluation, implementation, results monitoring, and contingency planning. Assurances regarding Year 2000 compliance for Non-IT related system vendors are being handled in the same manner as other third parties (see discussion below). The Company conducted the assessment and solution evaluation phases for all critical Non-IT Systems in the first half of 1999. The implementation, results monitoring and contingency planning phases have neared completion.

THIRD PARTIES

         The Company has been seeking assurances, as an ongoing process, from its suppliers and customers that their systems and products are Year 2000 compliant. The determination of compliance will include assessments by the Company of the exposure of Year 2000 issues to suppliers and customers, anticipated risks, their responses to those risks and their contingency plans. To date, the Company is not aware of any Year 2000 problems at any of its customers or suppliers that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and customers will be Year 2000 ready, and the Company believes that customers and prospective customers may defer non-critical IT projects in order to devote necessary resources to fixing their own Year 2000 problems. The inability of those parties to become Year 2000 compliant on a timely basis could materially impact the Company.

COST OF REMEDIATION

         The Company estimates that the total cost of remediation for all three categories of Year 2000 problems will be approximately $2.8 million, of which, to date, approximately $2.6 million has been incurred. The majority of costs represent implementation of new systems and thus, have been capitalized as of September 30, 1999. The source of funds for the Company's Year 2000 plan is from operating cash flows. No IT projects have been deferred by the Company due to Year 2000 efforts.

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

CONTINGENCY PLANS

         The Company has established a formalized contingency plan in the event of a Year 2000 failure. However, the contingency plan will further depend on results of evaluation and testing of remediation which will be conducted during the fourth quarter of 1999. The Company expects its contingency plans to include, among other things, manual and programmatic solutions to correct issues not imbedded in third party hardware and software.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-Q AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. THE FOLLOWING FACTORS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999, AND OUR ANTICIPATED CASH FLOW AND TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND OTHER FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

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

ATTRACTION AND RETENTION OF EMPLOYEES

         Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. At September 30, 1999 approximately 70% of Aztec's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

RELIANCE ON KEY PERSONNEL

         Aztec's operations depend on the continued efforts of Ira Cohen, its President and Chief Operating Officer, Benjamin Tandowski, its Chief Technology Officer, Ross Weintraub, its Chief Financial Officer, its operating company presidents, and the senior management of certain of its operating companies. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, Aztec's business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel.

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

ACCELERATION OF BANK DEBT

         Aztec received a waiver from its Bank group in the third quarter from compliance with certain financial covenants under its credit facility. There can be no assurances that the Bank group would grant such waiver if the Company fails to satisfy the financial covenants in the future. The failure to comply with such financial covenants could cause the bank debt to become due and payable.

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

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

         As of September 30, 1999, approximately $84.2 million, or 39.3% of Aztec's total assets and 111.2% of Aztec's stockholders' equity, constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The Company is exposed to interest rate change market risk principally with respect to its credit facility, which is priced based on certain interest rate alternatives. At September 30, 1999, $72.3 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 1999 could have a positive or negative effect on the Company's interest expense. The Company does not engage in financial transactions for trading or speculative purposes.

         The Company does not believe that it faces primary market risk exposure that is material to its operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  No material changes since the Company's Transition Report on Form 10-K/A Amendment No. 1, filed August 4, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         10.16 Amendment to the Revolving Credit Agreement by and among the Registrant, BankBoston, N.A. as agent, and other banks named therein, dated September 30, 1999


         27. Financial Data Schedule


B.       Reports on Form 8-K

         None




                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AZTEC TECHNOLOGY PARTNERS, INC.
Date:  November 15, 1999                 BY:  /s/ Ross J. Weintraub
     ----------------------                     ---------------------------
                                                     Ross J. Weintraub
                                                  Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)