Form 10-K
period 1999-12-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-03-30
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24417

                        AZTEC TECHNOLOGY PARTNERS, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

                  DELAWARE                                      04-3408450
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
               incorporation)

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

                    Common Stock, par value $.001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 24, 2000 was approximately $142,976,131. As of March 24, 2000, 22,588,421 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

    THIS REPORT AND OUR 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAINS "FORWARD-LOOKING STATEMENTS." FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED CASH FLOW, AND TO FUTURE ACTIONS SUCH AS SALE OF SECURITIES OR ASSETS, FUTURE PERFORMANCE, OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, THE NEED FOR BANK APPROVALS OF CERTAIN TRANSACTIONS, THE EXISTENCE OF A MARKET FOR SECURITIES OF THE COMPANY OR ITS SUBSIDIARIES, AND OTHER FINANCIAL RESULTS.

    ANY OF THESE FORWARD-LOOKING STATEMENTS MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. THESE RISKS INCLUDE THE VARIABILITY OF OUR QUARTERLY OPERATING RESULTS, THE INHERENT DIFFICULTIES IN PROJECTING FINANCIAL RESULTS IN OUR INDUSTRY, AND OTHER RISKS IDENTIFIED BY US FROM TIME TO TIME IN OUR 10-Q, 8-K AND 10-K REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALSO NOTE THAT WE PROVIDE A CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT THE COMPANY. FINALLY, WE CALL YOUR ATTENTION TO THE FACT THAT WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Aztec is a total provider of e-Solutions for businesses, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. The Company provides a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States.

    In the past, including our fiscal year ended December 31, 1999, we have focused in the following areas of enterprise-wide computing and communications:
(1) e-Solutions; (2) e-Integration; (3) consulting, support and outsourcing; and
(4) voice and data infrastructure, design and integration. We are currently pursuing the sale of certain of our subsidiaries involved with voice and data activities. There can be no assurance, however, that such divestitures will occur. Proceeds from completed sales will be used to reduce our outstanding borrowings under our credit facility ("Credit Facility"). (See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity.")

MARKET AND INDUSTRY OVERVIEW

    The rapid growth of web-enabled systems and client/server technology is changing the nature of how businesses are structured, operate and conduct their day-to-day business activities. These changes require new thinking and planning, new system design and architecture, and the integration of new application solutions, highly scaleable and redundant systems, and platforms to drive these changes.

    Businesses increasingly turn to outside organizations for the design, development, and implementation of their information technology systems, or IT systems. The worldwide market for IT consulting, products, and services is expected to grow at a compounded annual growth rate of 10% to reach
$472 billion by 2003. Due in part to the rapid pace of technological change coupled with a scarcity of skilled IT professionals, businesses are increasingly looking to outsource work to IT solutions firms. Additionally, the growth in IT solutions firms is being driven by competitive pressures requiring rapid implementation of new systems and the adverse effects of selecting inappropriate or outdated technology.

Many companies have made strategic decisions to focus on their core competencies, minimize their fixed costs and reduce their workforce.

    We deliver to our clients business-to-business strategy and planning consulting, IT solutions based on either packaged applications or custom software development, and specifically designed e-infrastructure environments. Each of these deliverable areas are equally important for clients to take advantage of the new internet economy. Accordingly, we believe that Aztec has been and will continue to be well positioned to capitalize on these market developments by providing focused IT expertise in a cost-effective manner to existing and new clients.

THE CHANGING NATURE OF AZTEC

    In the past, our objective has been to offer our clients a single source for IT business solutions and services on a national and regional basis. However, with the explosive growth of the Internet, we intend to concentrate on our e-Solutions and e-Integration operations, which we believe offer future opportunities for growth. As a result, over the next 12 months, we intend to de-emphasize our non-core business activities, which are not e-Solutions or e-Integration businesses, through the divestiture of certain subsidiaries. (See "Business--Strategic Initiatives" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity.") During 1999, our principal sectors of our business and services were provided through subsidiaries in the following four sectors:

END TO END E-SOLUTIONS PROVIDER

    Professional Computer Solutions, Inc., or PCSI, a Tri-State region subsidiary, designs, builds and delivers innovative and comprehensive technology-based solutions. PCSI works with existing large and middle market companies as well as emerging businesses who are seeking to leverage the Internet, intranet and extranet as strategic platforms. PCSI's eBusiness solutions are not limited to using the Internet as a new distribution channel for business-to-consumer commerce, rather, with our advanced technical expertise, they enable companies to:

    - transact business among suppliers and business partners
      (business-to-business commerce);

    - integrate back-end, core business and legacy systems with new eBusiness initiatives in a connected economy;

    - capture and utilize customer data to market more effectively;

    - facilitate knowledge management within an organization.

    PCSI was founded in 1985 and has its headquarters in Hackensack, New Jersey. In November 1999, we announced our plan to sell as much as 20% of PCSI through a public offering of its capital stock. There can be no assurance that such public offering will take place in the near future, or at all. (See "Business-- Strategic Initiatives.")

    PCSI is an end to end e-Solutions provider that offers strategy, creative, and technology implementation services to deliver solutions that are intranet-, extranet-, and Internet-based in the areas of e-Commerce, customer relationship management, knowledge management, and business intelligence. The company's customers include the Global 2000 and middle market as well as emerging companies from a cross section of industries. PCSI has made significant progress in working with companies that are integrating existing business models and distribution channels with new initiatives made possible by a connected economy.

    E-COMMERCE SOLUTIONS

    The growth of business-to-consumer and business-to-business commerce conducted over the Internet has expanded the demand for solutions that are personalized and fully integrated with existing core business systems. PCSI develops e-Commerce solutions that support initiatives in e-tailing, hubs and infomediaries, and supply chain management that give clients a competitive advantage.

    CUSTOMER RELATIONSHIP MANAGEMENT

    One-to-one marketing and sales solutions, as well as, holistic customer care solutions are strategic initiatives for many companies. PCSI develops solutions that help clients establish strong relationships with customers and increase the value and share from each customer.

    KNOWLEDGE MANAGEMENT

    Knowledge management systems help individuals and groups of all sizes work together to accomplish goals and complete tasks and projects. Using web-based intranets as the portal to the system, PCSI creates solutions that enable people to publish, search, retrieve, analyze and act on information that is often inaccessible without a knowledge management system.

    BUSINESS INTELLIGENCE

    PCSI uses sophisticated web-based tools and technology processes to give clients decision support information, sales and marketing intelligence systems, and other strategic business intelligence tools. PCSI analyzes a client's business environment, identifies the benefits of decision support and data warehousing, and implements projects.

E-INTEGRATION

    Through its subsidiaries in the New England, and Tri-State regions, Aztec offers its clients practiced-based, e-Integration solution services. Our practices are structured around vertical industry expertise and strategic technologies, with an emphasis on delivering integrated internet-based solutions for businesses. We provide our clients with strategic consulting and planning, business-to-business package solution implementation, and highly scalable, redundant, and secure e-Infrastructure.

    INTERNET/INTRANET/EXTRANET

    Aztec addresses web and information technology needs with a full suite of solutions that link users with information, optimize and secure the network for web traffic, and are built on architectures that support open standards and universal connectivity. Aztec provides the expertise to design, develop, implement, manage and support Internet, intranet or extranet systems including application architecture, web server installation and configuration, integration with MIS applications, security and network management, and system development.

    LAN/WAN

    Aztec designs, develops and installs full application-ready distributed computing platforms and integrates such systems into existing IT infrastructure. Aztec technology professionals create LAN/WAN solutions as well as provide consulting and support services to create and maintain networks.

    E-COMMERCE

    The traffic volume on web-servers and networks generated by the explosive growth of business-to-business commerce being conducted through corporate extranets is driving the demand for enterprise systems solutions able to support the increased volume. Aztec integrates commercial UNIX and NT computer systems and provides engineering consulting services to design, install and maintain enterprise class systems including planning and implementation for data storage sizing and deployment, security, redundancy, back-up, and system management.

    DATA COMMUNICATIONS

    Aztec integrates electronic mail systems with the Internet to provide clients with a single, universal mailbox and enables customers to run Windows applications on remote clients via the Internet or private data lines. In addition, Aztec installs and maintains switches, hubs, routers, ISDN devices and Internet access products.

    CONNECTIVITY & SECURITY

    As companies explore the power of the Internet and open passageways into their systems with extranets, the security and preservation of vital data become increasingly critical. Aztec designs and implements network security programs to protect data from non-authorized access and tampering. In addition to firewall implementation and support, Aztec provides security audits and policy design services which identify potential breaches in security.

CONSULTING, SUPPORT AND OUTSOURCING

    Successful solutions start with the identification of business goals and objectives, and proper planning and design. Aztec's subsidiaries in the New England, Tri-State and Other regions offer business-to-business consulting and vertical market expertise. Our business-to-business consultants work with our technology consultants to ensure a complete and successful e-Solutions implementation.

    BUSINESS-TO-BUSINESS CONSULTING

    Aztec business-to-business consultants work with the client to identify the goals and objectives of the e-Solution. Based on the identified goals and objectives, they analyze the client's requirements and needs, identify potential solutions, and develop a plan to meet the client's needs.

    TECHNOLOGY CONSULTING

    Aztec's technology consultants are organized in strategic technology practices. These consultants are highly knowledgeable subject matter experts in the areas of: "dot.com" infrastructure, security, enterprise systems, network management and systems, and voice and data integration.

    Aztec consultants work closely with clients to understand their operations in great detail in order to provide policy planning and implementation, capacity planning, and valuable documentation for clients' systems. Aztec's technology consultants review clients' business plans, discuss existing problems, identify obstacles to success, evaluate personnel and skill sets, and establish both short- and long-term project objectives.

    SUPPORT

    Aztec offers an array of outsourced services to address, control and manage network performance, availability, capacity and expansion.

    REMOTE NETWORK MANAGEMENT--Aztec provides comprehensive management and monitoring of routers, hubs, switches and servers on a 24x7 basis with full management of alerts, dispatches and escalation for incidents from inception to resolution.

    APPLICATION & WEBSITE HOSTING--Aztec economically transfers the management and operation of a wide selection of network applications from client sites to our operations center, while providing extensive communications bandwidth, site redundancy, high security, full monitoring and system management.

    NETWORK AUDIT AND INFRASTRUCTURE ANALYSIS--Aztec delivers detailed assessments about capacity, performance and availability/fault tolerance of systems along with documentation and recommendations for improvement. Aztec provides detailed assessments for each area examined along with strategic and tactical recommendations and implementation.

    OUTSOURCING

    Aztec recruits engineering and development talent domestically and internationally for both short-and long-term placement on IT staffs in US companies. Aztec provides temporary technical expertise to address a wide range of operational, development and project needs ranging from systems administration and documentation to policy planning, knowledge management and IT needs analysis.

    PACKAGE APPLICATION AND INTEGRATION SOLUTIONS

    Based on the client's requirements Aztec has a Package Application and Integration Practice. This practice represents industry leading
Business-to-Business Application solutions. Aztec is skilled in the area of matching the user requirements to their offering. Aztec provides customization, integration, training and support as required.

VOICE AND DATA

    Aztec's subsidiaries in the Northeast Telephony, New England, and West regions design, integrate, configure and maintain telecommunication and video conferencing systems and solutions. In the first quarter of 2000, we initiated discussions regarding the sale of the voice and data subsidiaries and may divest these subsidiaries in the near future, although there can be no assurance that such divestitures will occur on a timely basis, or at all. (See "Business--Strategic Initiatives.")

    TELECOMMUNICATIONS SYSTEMS

    As a provider of turnkey telephony/voice processing solutions, Aztec's services include design, installation, project management, Telco coordination, user instruction and 24x7 customer support.

    VIDEO & AUDIO CONFERENCING

    Aztec provides conference room and desktop video conferencing solutions as well as designs, installs and maintains video and audio solutions by working closely with both clients and the Telco circuit provider to assure proper configuration, on-time delivery, and optimum performance.

    REPAIR/REWORK

    Aztec repairs and reworks key telecommunications products including Electronic PBX & Key Systems, Electronic Video Systems, Industrial Electronic Controls, 900Mhz Cordless, PC-based Voice Mail and Turret Equipment. Aztec is the largest factory-authorized telecommunications center in the country, and is currently authorized by four major manufacturers as well as one of the largest installation & maintenance companies in the industry. Aztec provides reconditioned--returned to "new" performance standards--telecommunications products to a dealer network throughout the US. This service allows dealers to offer state-of-the-art communications equipment at significantly reduced cost.

    INFRASTRUCTURE DESIGN & INTEGRATION

    Aztec designs and installs communication cabling networks, offering an array of systems to handle data, voice and video needs. Aztec has experience integrating fiber into customer networks, and with Registered Communications Distribution Designers ("RCDDs") on staff, Aztec designs and installs cost effective solutions for the next generation of high speed applications.

    Aztec's RCDDs provide its clients with expertise in system design and installation ranging from small LANs to large buildings or campuses. Aztec also provides custom solutions for complete voice, data and video inter-building and campus network infrastructures that scale with individual client requirements.

STRATEGIC INITIATIVES

    In April 1999, we retained an investment banking firm to advise and assist us in identifying and exploring strategic alternatives to enhance stockholder value. As a result of this process, we have entered into discussions regarding the possible sale of Compel L.L.C., Fortran Corp., Mahon Communications Corporation and Aztec International. These voice and data subsidiaries are engaged in non-core businesses activities and are not related to our strategy of concentrating on e-Solutions and e-Integration businesses. We have currently entered into negotiations with potential buyers of these subsidiaries. There can be no assurance that we will be able to complete the transactions and such transactions are subject to satisfactory negotiations with third parties, the consent of our bank lenders and the ability of the purchasers to obtain financing. Proceeds from any completed transactions, will be used to reduce outstanding borrowings under our Credit Facility. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity.")

    We announced in November 1999 our plan to sell as much as 20% of PCSI through a public offering of its capital stock. We believe that PCSI represents significant value to our stockholders that is not recognized by the marketplace. The sale of PCSI stock is subject to many factors such as our financial operations, the consent of our bank lenders, PCSI's financial operations and favorable market conditions. There can be no assurance that we will be able to complete a public offering on a timely basis, or at all. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity.")

OPERATIONS

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

    To generate awareness of our solutions and expertise, we use a combination of marketing events including trade shows to maintain industry visibility, executive seminars and direct mail to educate clients on innovative solutions, and media advertising to sustain our presence among our customers. We have also developed our own Web-site (www.aztectech.com) and have established extranets to make Aztec's resources available to our sales and IT consultants throughout the corporation and to provide direct access to information for our clients. We also market our services through the publication of white papers, attendance at forums to address the IT industry, and participation in beta projects which provide advanced hands-on experience with new technologies.

    We have built relationships with many of the industry's leading technology manufacturers and we have received numerous awards for achievement and performance on many technology platforms. These vendors provide a source of leads for the Company, augment our technical sales expertise, and offer additional name recognition for marketing events and programs.

    COMPETITION

    The IT solutions market is very competitive, subject to rapid change, and includes a large number of participants whose expertise covers an expansive range. We face extensive competition from providers who specialize in one or more of Aztec's solutions sets. Among those competitors are companies such as

Condor Technology Solutions, Inc., Whittman-Hart, Inc., Lucent
Technologies Inc., Sapient Corporation, Viant Corp., Scient Corp. and Cambridge Technology Partners (Massachusetts), Inc., most of which have significantly greater financial, technical and marketing resources, generate substantially higher revenues than Aztec, and have greater name recognition. We believe that our ability to compete successfully against such companies depends in part on a number of factors both within and outside our control, including our ability to hire, retain and motivate senior consultants, the price at which we and others offer comparable services, and the extent of Aztec's and our competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to compete successfully with its competitors in the future.

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

    As of December 31, 1999, the Company had a total staff of 1,319 employees, comprised of 915 technical professionals, 153 sales and marketing personnel, and 251 administrative personnel. Of our employees, 272 are represented by a labor union or subject to a collective bargaining agreement. We believe that our employee relations generally are good.

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

SPIN-OFF OF AZTEC FROM U.S. OFFICE PRODUCTS

    We became an independent, publicly-traded company upon our spin-off from USOP in June 1998. At such time, Aztec held substantially all of the business and assets of, and was responsible for substantially all of the liabilities associated with, the USOP Technology Solutions Division. Immediately prior to the spin-off, USOP held all of the issued and outstanding shares of Aztec Common Stock.

ITEM 2. PROPERTIES

    Aztec's corporate headquarters are located at leased office space in Braintree, Massachusetts. In addition to its headquarters, Aztec leases office and warehouse space in a number of locations across the

United States. Aztec does not believe that any of these locations are material to its operations. The leases expire at various times between 2000 and 2004.

ITEM 3. LEGAL PROCEEDINGS

    On March 3, 1999, a lawsuit was filed against the Company, along with USOP and one of our directors, by Philip Arturi, a former President of PNS, and Bruce Torello, a former PNS employee. Arturi and Torello claim a total of $2 million in damages in connection with the sale of their company to USOP in September, 1997. (PNS was one of the business units that was spun off from USOP as part of Aztec in June 1998 and was a wholly-owned subsidiary of USOP prior to the spin-off.) The plaintiffs claim that USOP failed to disclose certain material facts during USOP's acquisition of the business and that they were given assurances that they would be compensated for damages from the drop in the value of the USOP stock received in consideration for the sale of the Company. Some or all of the claims may be subject to indemnification by the Company and the other spin-off companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan. It is also possible that the Company could seek indemnity from USOP for these claims.

    In connection with the acquisition of Aztec International, a lawsuit was filed in the United States District Court for the District of Delaware in February 1999 against USOP, and James Claypoole and Jonathan Ledecky as employees of USOP, by Jack Meehan, Fran Meehan, Christopher Meehan, Beth Meehan, Gordon Tingets, Les Asher, Michael Dickens, and William Durniak. A number of the plaintiffs are officers and directors of Aztec International. Messrs. Claypoole and Ledecky are directors of Aztec. The lawsuit alleges that USOP (and Claypoole and Ledecky as its employees) failed to disclose certain material facts during USOP's acquisition of the business. The lawsuit further alleges that the plaintiffs were given assurances that they would be compensated for damages resulting from a drop in the value of the USOP stock that they received in connection with the sale. The plaintiffs claim damages of $9.5 million. Some or all of the claims may be subject to indemnification by the Company and the other spin-off companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan.

    The Company has not accrued a liability in connection with the above litigation as the Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. If the Company is unable to settle or obtain indemnification from U.S. Office Products in connection with the above litigation, there could be a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    On June 25, 1999, the Company's Common Stock became listed on the Nasdaq SmallCap Market under the trading symbol "AZTC". Prior to such time, the Common Stock had been listed on the Nasdaq National Market under the same trading symbol. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1999:
January 1, 1999--March 31, 1999.............................   $ 4.81     $1.66
April 1, 1999--June 30, 1999................................   $ 2.81     $1.16
July 1, 1999--September 30, 1999............................   $ 2.50     $1.50
October 1, 1999--December 31, 1999..........................   $ 4.94     $1.25

TRANSITION YEAR 1998:
June 10, 1998--June 30, 1998................................   $11.00     $7.50
July 1, 1998--September 30, 1998............................   $10.12     $4.75
October 1, 1998--December 31, 1998..........................   $ 7.00     $2.37

STOCKHOLDERS

    As of March 24, 2000, there were approximately 3,478 stockholders of record.

DIVIDEND POLICY

    The Company has never paid any cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Aztec's ability to pay dividends is restricted by its Credit Facility with its bank lenders.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data for Aztec derived from its consolidated financial statements for the years ended December 31, 1999 and 1998, for the thirty-five week periods ended December 31, 1998 and 1997, and for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996 and 1995. The historical Selected Financial Data for the year ended December 31, 1999, the thirty-five week period ended December 31, 1998, and for the fiscal years ended April 25, 1998 and April 26, 1997, have been derived from Aztec's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Annual Report. The historical Selected Financial Data for the fiscal years ended March 31, 1996 and 1995, have been derived from Aztec's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP. The historical Selected Financial Data for year ended December 31, 1998, and for the thirty-five weeks ended December 31, 1997, have been derived from unaudited consolidated financial statements. The consolidated financial statements for fiscal years ended
March 31, 1996 and 1995 are not included in this Annual Report. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the period presented.

    The Selected Financial Data provided herein should be read in conjunction with the historical financial statements, including the notes thereto, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report.

                           SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      FISCAL YEAR ENDED                 THIRTY-FIVE    THIRTY-FIVE
                        ---------------------------------------------   WEEKS ENDED    WEEKS ENDED     YEAR ENDED     YEAR ENDED
                        MARCH 31,   MARCH 31,   APRIL 26,   APRIL 25,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                          1995        1996        1997        1998          1997           1998           1998           1999
                        ---------   ---------   ---------   ---------   ------------   ------------   ------------   ------------
                                                                        (UNAUDITED)                   (UNAUDITED)
Statement of
  Operations Data:
Revenues..............   $88,999    $114,055    $136,278    $208,341      $122,186       $229,356       $315,511       $361,628
Cost of revenues......    65,858      84,113     102,129     158,317        91,971        174,779        241,125        283,477
                         -------    --------    --------    --------      --------       --------       --------       --------
Gross profit..........    23,141      29,942      34,149      50,024        30,215         54,577         74,386         78,151
Selling, general and
  administrative
  expense.............    14,942      20,510      21,525      35,185        20,159         37,885         52,912         71,725
Amortization of
  intangibles.........                                           840           282          2,389          2,946          4,828
Strategic
  restructuring
  costs...............                                         1,750                        4,330          6,080          3,643
Non-recurring
  acquisition costs...                             2,274
Write-off of
  goodwill............                                                                                                   69,123
                         -------    --------    --------    --------      --------       --------       --------       --------
Operating income
  (loss)..............     8,199       9,432      10,350      12,249         9,774          9,973         12,448        (71,168)
Interest expense......       331         420         324         807           358          2,662          3,177          6,930
Interest income.......      (118)       (416)       (168)       (785)         (316)          (172)          (703)          (183)
Other income..........      (111)       (964)        (53)        (44)           (8)          (186)          (225)          (288)
                         -------    --------    --------    --------      --------       --------       --------       --------
Income (loss) before
  provision for
  (benefit from)
  income taxes........     8,097      10,392      10,247      12,271         9,740          7,669         10,199        (77,627)
Provision for (benefit
  from) income
  taxes(2)............       401         750       3,524       5,797         4,169          3,512          5,140         (3,827)
                         -------    --------    --------    --------      --------       --------       --------       --------
Net income (loss).....   $ 7,696    $  9,642    $  6,723    $  6,474      $  5,571       $  4,157       $  5,059       $(73,800)
                         =======    ========    ========    ========      ========       ========       ========       ========
Per share amounts:
Basic.................   $  0.84    $   0.71    $   0.37    $   0.27      $   0.25       $   0.18       $   0.21       $  (3.34)
                         =======    ========    ========    ========      ========       ========       ========       ========
Diluted...............   $  0.84    $   0.71    $   0.37    $   0.27      $   0.24       $   0.18       $   0.21       $  (3.34)
                         =======    ========    ========    ========      ========       ========       ========       ========
Weighted average
  shares outstanding:
Basic.................     9,112      13,509      18,005      23,911        22,637         22,839         24,006         22,107
Diluted...............     9,141      13,675      18,352      24,385        23,120         22,974         24,189         22,107

                                                   MARCH 31,   MARCH 31,   APRIL 26,   APRIL 25,   DECEMBER 31,   DECEMBER 31,
                                                     1995        1996        1997        1998          1998           1999
                                                   ---------   ---------   ---------   ---------   ------------   ------------
Balance Sheet Data:
Working capital..................................   $10,669     $ 8,664     $13,268    $ 36,292      $ 58,431       $ 39,906
Total assets.....................................    28,106      33,945      37,311     141,445       260,519        172,697
Long-term debt, less current portion.............     1,524         799         167         309        90,218         74,544
Long-term payable to USOP........................                             4,786
Stockholders' equity.............................    11,062      10,497      11,626     105,319       106,966         33,936

------------------------------

(1) The historical financial information of the five companies acquired by Aztec during the period from October 1996 through April 1997 in acquisitions accounted for under the pooling-of-interests method of accounting (the "Pooled Companies") has been combined on an historical cost basis in accordance with GAAP to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the eight companies acquired thereafter, in acquisitions accounted for under the purchase method of accounting (the "Purchased Companies") is included from the dates of their respective acquisitions. See
    Note 4 of Notes to the Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Aztec is a total provider of e-Solutions for businesses, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. The Company provides a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States.

    Aztec's consolidated financial statements give retroactive effect to the five business combinations accounted for under the pooling-of-interests method during the period from October 1996 through April 1997 (the "Pooled Companies") and include the results of eight companies acquired thereafter, in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. Prior to their respective dates of acquisition by USOP, the Pooled Companies reported results for years ending on March 31 or December 31. Upon acquisition by USOP, and effective for the fiscal year ended April 26, 1997, the Pooled Companies changed their year-ends from March 31 and December 31 to conform to USOP's fiscal year, which ended on the last Saturday in April. On June 30, 1998, the Company changed its fiscal year to December 31. In the following discussion, "fiscal 1997", "fiscal 1998", "thirty-five weeks ended December 31, 1997", "thirty-five weeks ended
December 31, 1998", "the year ended December 31, 1998" and "the year ended December 31, 1999", refer to the Company's fiscal years ended April 26, 1997 and April 25, 1998, the period from April 27, 1997 through December 31, 1997, the transition period from April 26, 1998 through December 31, 1998, the year ended December 31, 1998, and the year ended December 31, 1999, respectively.

    The following discussion includes unaudited financial statements for the thirty-five week period ended December 31, 1997, representing the previous period most comparable to the thirty-five week period ended December 31, 1998, and unaudited financial statements for the year ended December 31, 1998 representing the previous period most comparable to the year ended December 31, 1999. The discussion should be read in conjunction with Aztec's consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for fiscal 1997 and 1998, and the thirty-five week periods ended December 31, 1997 (unaudited) and December 31, 1998, and the years ended December 31, 1998 (unaudited) and December 31, 1999.

                                         FISCAL YEAR        THIRTY-FIVE    THIRTY-FIVE
                                    ---------------------   WEEKS ENDED    WEEKS ENDED     YEAR ENDED     YEAR ENDED
                                    APRIL 26,   APRIL 25,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1997        1998          1997           1998           1998           1999
                                    ---------   ---------   ------------   ------------   ------------   ------------
                                                            (UNAUDITED)                   (UNAUDITED)
Statement of Operations Data:
  Revenues........................    100.0%      100.0%       100.0%         100.0%          100.0%         100.0 %
  Cost of revenues................     74.9        76.0         75.3           76.2            76.4           78.4
                                      -----       -----        -----          -----           -----          -----
    Gross profit..................     25.1        24.0         24.7           23.8            23.6           21.6
Selling, general and
  administrative expense..........     15.8        16.9         16.5           16.5            16.8           19.8
Amortization of intangibles.......                  0.4          0.2            1.0             0.9            1.3
Strategic restructuring costs.....                  0.8                         1.9             1.9            1.0
Non-recurring acquisition costs...      1.7
Write-off of goodwill.............                                                                            19.1
                                      -----       -----        -----          -----           -----          -----
    Operating income (loss).......      7.6         5.9          8.0            4.4             4.0          (19.6)
Interest and other expense, net...      0.1                                     1.0             0.7            1.8
                                      -----       -----        -----          -----           -----          -----
    Income (loss) before provision
      for income taxes............      7.5         5.9          8.0            3.4             3.3          (21.4)
Provision for (benefit from)
  income taxes....................      2.6         2.8          3.4            1.6             1.6           (1.0)
                                      -----       -----        -----          -----           -----          -----
    Net income (loss).............      4.9%        3.1%         4.6%           1.8%            1.7%         (20.4)%
                                      =====       =====        =====          =====           =====          =====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
  1998

    REVENUES. Consolidated revenues increased 14.6%, from $315.5 million in the year ended December 31, 1998 to $361.6 million in the year ended 1999. This increase was primarily due to increased product sales in our e-Integration businesses in the Company's New England and Tri-State regions, combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. Service revenue for the year ended December 31, 1999 increased modestly from the comparable period of the prior year due to consulting, support and outsourcing related services resulting from an acquisition in September 1998 combined with an increase in our e-Solutions and e-Integration services. This increase was offset in part by a reduction in voice and data revenues in the Company's Northeast Telephony and West regions.

    GROSS PROFIT. Gross profit increased 5.1%, from $74.4 million, or 23.6% of revenues, in the year ended December 31, 1998 to $78.2 million, or 21.6% of revenues, in year ended 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the year ended December 31, 1999 compared to the prior year period, combined with competitive pressures on product pricing and the write-off of approximately $.8 million of inventory as part of the restructuring charges incurred in the third quarter of 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 35.6%, from $52.9 million, or 16.8% of revenues for the year ended 1998 to $71.7 million, or 19.8% of revenues for year ended 1999. This increase was due primarily to higher corporate costs associated with being an independent, publicly traded company, as well as supporting the Company's e-Solutions strategic initiatives, higher incentive related costs, primarily commissions in the New England Region, due to increased revenues, an increased level of general bad debt reserves and incremental general and administrative costs of acquired companies.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $4.8 million in the year ended December 31, 1999, has increased $1.9 million from $2.9 million in the year ended December 31, 1998, due to amortization expense related to companies acquired in July and September of 1998.

    STRATEGIC RESTRUCTURING COSTS. Strategic restructuring costs of $3.6 million in the year ended December 31, 1999, represent the Company's costs incurred in connection with closing its Canfield, Ohio facility and significantly reducing staff in the Company's Tri-State and New England regions including employee severance, contractual obligations and other costs associated with personnel reductions and facility closures and ($.3) million for the reversal of excess severance costs associated with restructuring charges incurred in the fourth quarter of 1998. Strategic restructuring costs of $6.0 million for the year ended December 31, 1998 represent $4.2 million in costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering. In addition, the Company incurred a cost of $1.8 million related to the restructuring of its Northeast regions in the fourth quarter of 1998.

    WRITE-OFF OF GOODWILL. Write-off of goodwill of $69.1 million for the year ended December 31, 1999 represents the write-down of impaired intangibles to their estimated fair value based on the Company's best estimate of the related businesses' future discounted cash flows. During the third quarter of 1999, goodwill in the amount of $35.0 million was written down due to significant anticipated operating cash flow decreases in PCM, Inc. Also in the third quarter of 1999, goodwill in the amount of $6.7 million was written down in connection with a strategic restructuring plan that included the closing of one of the Company's subsidiaries located in Ohio and the reduction of significant staff at a Connecticut based subsidiary. These subsidiaries are included in the Other and Tri-State business segments, respectively. During the fourth quarter of 1999, goodwill in the amount of $27.4 million was written down in connection with the Company's planned divestitures during 2000 of its voice and data subsidiaries. These subsidiaries are included in the Northeast Telephony, West and New England business regions.

    INTEREST EXPENSE. Interest expense, net of interest income, increased $4.2 million, from $2.5 million in the year ended December 31, 1998 to $6.7 million in the year ended December 31, 1999. The net increase was due primarily to the Company's higher level of debt outstanding arising from the financing of its acquisitions in the second half of 1998 through its Credit Facility and in part to higher interest rates primarily in the second half of 1999 on outstanding borrowings effective with the September 30, 1999 amendment to the Credit Facility.

    OTHER INCOME. Other income increased $63,000, from $225,000 in the year ended December 31, 1998 to $288,000 in year ended 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $5.1 million for the year ended December 31, 1998 compared to a benefit from income taxes of ($3.8) million in the year ended December 31, 1999, reflecting effective tax rates of 50.4% and (4.9%), respectively. The decrease to the effective tax benefit for the year ended December 31, 1999, is the result of the write-off of non-deductible goodwill due to impairment.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, Aztec had cash of $4.6 million and working capital of $39.9 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at December 31, 1999, was $108.6 million.

    During the year ended 1999, net cash provided by operating activities was $15.9 million. Net cash used in investment activities was $5.0 million, which consisted primarily of $5.0 million used for additions of property and equipment. Net cash used in financing activities was $15.2 million.

    During the thirty-five week period ended December 31, 1998, net cash provided by operating activities was $4.1 million. Net cash used in investing activities was $76.0 million, which consisted primarily of $73.4 million used for three acquisitions during the period. Net cash provided by financing activities was $78.7 million primarily related to borrowings from the Company's Credit Facility partially offset by $8.7 million paid to USOP related to the spin-off from USOP.

    During fiscal 1998, net cash used in operating activities was $6.9 million. Net cash used in investing activities was $2.9 million, which consisted primarily of $2.6 million used for additions of property, plant and equipment. Net cash provided by financing activities was $10.6 million, including $15.3 million of capital contributed by USOP in anticipation of a strategic restructuring, $818,000 that was advanced by USOP as part of USOP's centralized cash management process, $1.3 million in dividends paid by one of the companies acquired by USOP under the pooling-of-interests method of accounting (the "Pooled Companies"), and the repayment of $4.2 million in short-term and long-term debt.

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

    Aztec's anticipated capital expenditures for the next twelve months is approximately $4.0 million.

    Aztec entered into a Credit Facility with its bank lenders in July 1998, with amendments made to the underlying agreement on October 5, 1998 and September 30, 1999. As of December 31, 1999, Aztec was in noncompliance with certain financial covenants under the facility. On March 30, 2000, Aztec and its bank lenders further amended the facility to provide Aztec with a waiver of noncompliance for the fourth quarter of 1999. The amendment advances the maturity date of the facility from July 27, 2003 to April 30, 2001 and replaces the financial covenants with a minimum debt service coverage covenant and a capital expenditures covenant of no more than $4.0 million for 2000. The amendment requires the payment of overadvance fees in the event that after June 30, 2000 the outstanding balance of the Credit Facility exceeds a percentage of the Company's accounts receivable. The overadvance fees are payable by the Company at April 30, 2001 or in connection with the sale of its subsidiaries or securities. The fees are 3% of the overadvance amount, if any, as of July 30, 2000, plus 1.5% of the overadvance amount, if any, that exists as of the last day of each fiscal quarter thereafter. The amendment has provisions that Aztec commit to use commercially reasonable efforts to pursue an initial public offering of the stock of PSCI as well as to pursue additional financing of $20 million through the sale of equity or debt securities.

    The Company anticipates that its working capital line of credit and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its existing operations through the end of 2000. Our ability to continue to meet our liquidity requirements, however, may be influenced by a number of factors, including our ability to raise funds through the capital markets and to sell certain subsidiaries. We have initiated preliminary discussions with potential investors to raise capital through the private sale of debt or equity securities and have entered into negotiations for the sale of our voice and data subsidiaries. However, there can be no assurance that we will be able to access the capital markets on favorable terms, or at all, or be able to divest our non-core subsidiaries on favorable terms, or at all. The amendment contemplates that we will reduce the maximum amount that the banks are required to lend, or the loan commitment, through the payment of certain proceeds from the sale of subsidiaries, or the sale of securities, or through other sources. A failure to sufficiently reduce the amount of the the loan commitment on a timely basis would result in the obligation to grant the bank lenders warrants to purchase up to 4% of our common stock at a purchase price of $0.01 per share. These warrants will be immediately exercisable and have a term of three years. The issuance of the warrants and the number of shares purchasable under the warrants will be based on the satisfaction of certain loan commitment reduction milestones during 2000. In the event that the Company is unable to timely reduce the loan commitment by approximately 25%, 40% and 65% by June 30, 2000, September 30, 2000 and December 31, 2000, respectively, the Company will be required to issue to the bank lenders warrants to purchase 2%, 3% and 4%, respectively, of the Company's outstanding common stock on a fully diluted basis. In no event will the Company to be required to issue warrants to purchase in the aggregate over 4% of the outstanding stock. The shares issuable upon exercise of the warrants will be registered securities.

    Aztec does not believe that inflation has had a material impact on its results of operations during the year ended December 1999, the thirty-five weeks ended December 31, 1998, fiscal 1998 or fiscal 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements, however, the final evaluation of SAB 101 is not yet complete.

YEAR 2000 READINESS DISCLOSURE STATEMENTS

    Aztec has not experienced any problems with its computer systems relating to the inability of such systems to recognize appropriate dates associated with year 2000. Aztec is not aware of any material year 2000 problems with its clients or vendors. Accordingly, Aztec does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.

FACTORS THAT MAY AFFECT FUTURE RESULTS

COMPLIANCE WITH BANK AMENDMENT

    Aztec received a waiver of noncompliance from its bank lenders in the fourth quarter of 1999 with certain financial covenants under its Credit Facility. The amendment advances the maturity date of the Credit Facility from July 27, 2003 to April 30, 2001 and replaces the current financial covenants with a minimum debt service coverage covenant and a capital expenditure covenant. The amendment contemplates that Aztec will divest certain of its non-core subsidiaries and raise additional capital or debt through the capital marketplace and contemplates a loan reduction schedule through April 30, 2001. Aztec has committed to proceed on a commercially reasonable basis with the initial public offering of its Web-application subsidiary, PCSI. There can be no assurance that Aztec will be able to successfully complete the divestiture of its non-core subsidiaries, or that it will be able to access the capital markets to raise additional funds, or that it will be able to complete the initial public offering of PCSI. Failure to raise sufficient funds through such divestitures and equity or debt financings to comply with the amended loan reduction schedule will result in the incurrence of additional fees payable to the bank lenders, a significant increase in interest rate charges due under the Credit Facility and the issuance of common stock purchase warrants, with an exercise price of $0.01 per share. If we were unable to comply with the amended financial covenants, there can be no assurance that the bank lenders would grant additional waivers which, if not granted, could result in the amount of outstanding borrowings under the Credit Facility becoming immediately due and payable and could impair our ability to continue as a going concern.

RISK OF SUBSTANTIAL DILUTION IN THE EVENT OF NON-COMPLIANCE WITH THE BANK
  AMENDMENT

    In the event that we fail to reduce the loan commitment amount at set milestones we will be required to issue to the bank lenders certain stock purchase warrants to purchase up to 4% of our common stock on a fully diluted basis at $.01 per share. In the event that the bank lenders receive and exercise such warrants, our stockholders would recognize substantial dilution and the market price of our common stock may be adversely affected.

ATTRACTION AND RETENTION OF EMPLOYEES

    Aztec's business involves the delivery of professional services and is labor intensive. Aztec's success depends in large part on its ability to attract, develop, motivate, and retain technical professionals. At

December 31, 1999 approximately 69% of Aztec's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Aztec will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on Aztec's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Aztec's operating results and financial condition.

RELIANCE ON KEY PERSONNEL

    Aztec's operations depend on the continued efforts of Ira Cohen, its President and Chief Operating Officer, Ross Weintraub, its Chief Financial Officer, its operating company presidents, including Benjamin Tandowski, the president of PCSI, and the senior management of certain of its operating companies. If any of these people becomes unable to continue in his or her present role, or if Aztec is unable to attract and retain other skilled professionals, Aztec's business could be adversely affected. Aztec does not currently maintain key man life insurance policies for any of its officers or other personnel.

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

POTENTIAL CONFLICTS IN DISTRIBUTION

    Aztec, U.S. Office Products, and the other companies spun-off by U.S. Office Products on June 9, 1998, (together with Aztec, the "Spin-Off Companies") entered into a distribution agreement, tax allocation agreement, and employee benefits agreement. The Spin-Off Companies also entered into the tax indemnification agreement. These agreements provide for, among other things, USOP and Aztec to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution.

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

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

    As of December 31, 1999, approximately $55.8 million, or 32.3% of Aztec's total assets, and 164.3% of Aztec's stockholders' equity, constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. The Company recorded a non-cash accounting charge of $69.1 million in the third and fourth quarters of 1999 related to the impairment of certain intangible assets. Of this amount, $64.8 million was related to the Company's review of the carrying value of its intangible assets against the estimated undiscounted future cash flows associated with them. Based on this review, certain intangible assets were reduced to their estimated fair value. In addition, the Company recorded an impairment charge of $4.3 million to write-off goodwill based on the Company's announced closing of its Canfield, Ohio location. If goodwill becomes further impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to interest rate change market risk principally with respect to its Credit Facility, which is priced based on certain interest rate alternatives. At December 31, 1999, $74.3 million was outstanding under the Credit Facility. Changes in the prime interest rate during calendar year 2000 could have a positive or negative effect on the Company's interest expense. The Company does not engage in financial transactions for trading or speculative purposes.

    The Company does not believe that it faces primary market risk exposure that is material to its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index to the Company's Consolidated Financial Statements and Financial Statement Schedule and the accompanying consolidated financial statements, notes and schedules which are filed as part of this Annual Report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Anything herein to the contrary notwithstanding, in no event are the sections entitled "Comparative Stock Performance" and "Report of the Compensation Committee on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "2000 Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item appears in the sections captioned "Nominees for Terms Expiring in 2000 (Class III Directors)," "Directors Whose Term Expires in 2001 (Class I Directors)," "Director Whose Term Expires in 2002 (Class II Director)," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item appears in the sections captioned "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Contracts," "Stock Option Grants" and "Option Exchange" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item appears in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item appears in the sections captioned "Director Compensation" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Annual Report

        1. Consolidated Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report.

        2. Financial Statement Schedule. The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement
    Schedule is filed as part of this Annual Report.

        3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report.

    (b) Reports on Form 8-K

        None

    (c) Exhibits

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
 3.1                    Amended and Restated Certificate of Incorporation
                        (Incorporated herein by reference to the Company's
                        Form 10-K filed on July 24, 1998)
 3.2                    Amended and Restated By-laws (Incorporated herein by
                        reference to the Company's Form 10-K/A filed on October 8,
                        1998)
 4.1                    Form of certificate representing shares of Common Stock
                        (Incorporated herein by reference to the Company's
                        Registration Statement on Form S-1 (File No. 333-46533)
                        filed on June 10, 1998)
10.1                    Agreement and Plan of Distribution dated June 9, 1998, among
                        U.S. Office Products, Workflow Management, Inc., Aztec
                        Technology Partners, Inc., Navigant International, Inc., and
                        School Specialty, Inc. (Incorporated herein by reference to the Company's Form 10-K filed on July 24, 1998)
10.2                    Tax Allocation Agreement dated June 9, 1998, among U.S.
                        Office Products, Workflow Management, Inc., Aztec Technology
                        Partners, Inc., Navigant International, Inc., and School
                        Specialty, Inc. (Incorporated herein by reference to the
                        Company's Form 10-K filed on July 24, 1998)
10.3                    Tax Indemnification Agreement dated June 9, 1998, among U.S.
                        Office Products, Workflow Management, Inc., Aztec Technology
                        Partners, Inc., Navigant International, Inc., and School
                        Specialty, Inc. (Incorporated herein by reference to the
                        Company's Form 10-K filed on July 24, 1998)
10.4                    Employee Benefits Services and Liabilities Agreement dated
                        June 9, 1998 among U.S. Office Products, Workflow
                        Management, Inc., Aztec Technology Partners, Inc., Navigant
                        International, Inc., and School Specialty, Inc.
                        (Incorporated herein by reference to the Company's Form 10-K filed on June 24, 1998)
10.5*                   1998 Stock Incentive Plan (Incorporated herein by reference to the Company's Form 10-K filed on July 24, 1998)
10.6*                   Services Agreement between Jonathan Ledecky and Aztec
                        Technology Partners, Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File
                        No. 333-46533) filed on June 10, 1998)
10.7*                   Form of Employment Agreement between Aztec and Jonathan
                        Ledecky (Incorporated herein by reference to the Company's
                        Registration Statement on Form S-1 (File No. 333-46533)
                        filed on June 10, 1998)

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
10.8*                   Employment Agreement between Aztec and Ross Weintraub
10.9*                   Employment Agreement between Aztec and Ira Cohen
10.10*                  Employment Agreement between PCSI and Benjamin Tandowski
                        (Incorporated herein by reference to the Company's
                        Form 10-Q filed on November 15, 1999)
10.11*                  1998 Non-Employee Director Stock Option Plan (Incorporated
                        herein by reference to the Company's Form 10-K filed on July
                        24, 1998)
10.12                   Revolving Credit Agreement By and Among the Company and
                        BankBoston, N.A. as agent, dated as of July 27, 1998
                        (Incorporated herein by reference to the Company's Form 10-Q filed on November 16, 1998)
10.13                   Amendment to the Revolving Credit Agreement By and Among the
                        Company and BankBoston, N.A. as agent, dated as of
                        September 30, 1999 (Incorporated herein by reference to the
                        Company's Form 10-Q filed on November 15, 1999)
10.14                   Amendment to the Revolving Credit Agreement By and Among the
                        Company and Fleet National Bank, N.A. as agent, dated
                        March 30, 2000
10.15*                  Retirement Agreement with James Claypoole, dated
                        September 28, 1999
10.16                   Consulting Agreement between PCSI and Howell Capital, dated
                        January 6, 2000
21                      Subsidiaries of the Company
23.1                    Consent of PricewaterhouseCoopers LLP
27                      Financial Data Schedule

------------------------

* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.

    The exhibits listed above are not contained in the copy of the Annual Report distributed to stockholders. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Securities and Exchange Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                                       AZTEC TECHNOLOGY PARTNERS, INC.

                                                       BY:                /S/ IRA COHEN
                                                            -----------------------------------------
                                                                            Ira Cohen
                                                              PRESIDENT AND CHIEF OPERATING OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
              /s/ CLIFFORD MITMAN, JR.                 Chairman of the Board of
     -------------------------------------------         Directors                       March 27, 2000
                Clifford Mitman, Jr.

                                                       Vice President Finance and
                /s/ ROSS J. WEINTRAUB                    Chief Financial Officer
     -------------------------------------------         (Principal Financial Officer    March 30, 2000
                  Ross J. Weintraub                      and Principal Accounting
                                                         Officer)

               /s/ JAMES E. CLAYPOOLE                  Director
     -------------------------------------------                                         March 27, 2000
                 James E. Claypoole

               /s/ LAWRENCE M. HOWELL                  Director
     -------------------------------------------                                         March 27, 2000
                 Lawrence M. Howell

                   /s/ LEON KOPYT                      Director
     -------------------------------------------                                         March 27, 2000
                     Leon Kopyt

               /s/ JONATHAN J. LEDECKY                 Director
     -------------------------------------------                                         March 27, 2000
                 Jonathan J. Ledecky

               /s/ BENJAMIN TANDOWSKI                  Director
     -------------------------------------------                                         March 27, 2000
                 Benjamin Tandowski

                        AZTEC TECHNOLOGY PARTNERS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................  F-2
Consolidated Balance Sheet as of December 31, 1999 and
  December 31, 1998.........................................  F-3
Consolidated Statement of Operations for the year ended
  December 31, 1999, thirty-five weeks from April 26, 1998
  to December 31, 1998, and fiscal years ended April 25,
  1998 and April 26, 1997...................................  F-4
Consolidated Statement of Stockholders' Equity for the year
  ended December 31, 1999, thirty-five weeks from April 26,
  1998 to December 31, 1998, and fiscal years ended
  April 25, 1998 and April 26, 1997.........................  F-5
Consolidated Statement of Cash Flows for the year ended
  December 31, 1999, thirty-five weeks from April 26, 1998
  to December 31, 1998, and fiscal years ended April 25,
  1998 and April 26, 1997...................................  F-6
Notes to Consolidated Financial Statements..................  F-8
Financial Statement Schedule
  Schedule II--Valuation and Qualifying Accounts and
    Reserves................................................  F-34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aztec Technology Partners, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index on page F-1, present fairly, in all material respects, the financial position of Aztec Technology Partners, Inc. ("Aztec") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the thirty-five weeks ended December 31, 1998 and the fiscal years ended April 25, 1998 and April 26, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2000

                        AZTEC TECHNOLOGY PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,550       $  8,763
  Accounts receivable, less allowance for doubtful accounts
    of $5,679 and $2,610, respectively......................      65,481         74,138
  Inventories...............................................      10,685         11,323
  Unbilled percentage of completion revenues................       4,730          5,922
  Other receivable..........................................                     10,550
  Prepaid expenses and other current assets.................      11,289          7,768
  Deferred income taxes.....................................       5,432          2,464
                                                                --------       --------
    Total current assets....................................     102,167        120,928

Property and equipment, net.................................      10,386          7,603
Intangibles, net............................................      55,760        129,792
Deferred income taxes.......................................       2,476
Other assets................................................       1,908          2,196
                                                                --------       --------
    Total assets............................................    $172,697       $260,519
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $    166       $    216
  Accounts payable..........................................      34,538         43,937
  Accrued compensation......................................       6,570          5,791
  Deferred revenue..........................................      10,140          4,732
  Other accrued liabilities.................................      10,847          7,821
                                                                --------       --------
    Total current liabilities...............................      62,261         62,497

Long-term debt..............................................      74,544         90,218
Deferred income taxes.......................................                        141
Other long-term liabilities.................................       1,956            697
                                                                --------       --------
    Total liabilities.......................................     138,761        153,553
                                                                --------       --------

Commitments and contingencies--Note 10
Stockholders' equity:
  Preferred stock $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding............
  Common stock $.001 par value; 150,000,000 shares
    authorized, 22,428,837 and 22,017,759 shares issued and
    outstanding, respectively...............................          22             22
  Additional paid-in capital................................      94,354         93,584
  Retained earnings (deficit)...............................     (60,440)        13,360
                                                                --------       --------
    Total stockholders' equity..............................      33,936        106,966
                                                                --------       --------
    Total liabilities and stockholders' equity..............    $172,697       $260,519
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 35 WEEKS
                                                              FROM APRIL 26,    FOR THE FISCAL YEAR ENDED
                                                YEAR ENDED       1998 TO       ---------------------------
                                               DECEMBER 31,    DECEMBER 31,    APRIL 25,         APRIL 26,
                                                   1999            1998          1998              1997
                                               ------------   --------------   ---------         ---------
Revenues:
  Products...................................    $196,790        $120,949      $116,998          $ 97,253
  Services...................................     164,838         108,407        91,343            39,025
                                                 --------        --------      --------          --------
    Total revenues...........................     361,628         229,356       208,341           136,278
                                                 --------        --------      --------          --------

Cost of revenues:
  Products...................................     173,553         104,964       100,137            85,506
  Services...................................     109,924          69,815        58,180            16,623
                                                 --------        --------      --------          --------
    Total cost of revenues...................     283,477         174,779       158,317           102,129
                                                 --------        --------      --------          --------

    Gross profit.............................      78,151          54,577        50,024            34,149

Selling, general and administrative
  expenses...................................      71,725          37,885        35,185            21,525
Amortization of intangibles..................       4,828           2,389           840
Strategic restructuring costs................       3,643           4,330         1,750
Non-recurring acquisition costs..............                                                       2,274
Write-off of goodwill........................      69,123
                                                 --------        --------      --------          --------
    Operating income (loss)..................     (71,168)          9,973        12,249            10,350

Other expense (income):
  Interest expense...........................       6,930           2,662           807               324
  Interest income............................        (183)           (172)         (785)             (168)
  Other......................................        (288)           (186)          (44)              (53)
                                                 --------        --------      --------          --------

Income (loss) before provision for (benefit
  from) income taxes.........................     (77,627)          7,669        12,271            10,247
Income tax provision (benefit)...............      (3,827)          3,512         5,797             3,524
                                                 --------        --------      --------          --------
Net income (loss)............................    $(73,800)       $  4,157      $  6,474          $  6,723
                                                 ========        ========      ========          ========

Weighted-average shares outstanding:
  Basic......................................      22,107          22,839        23,911            18,005
  Diluted....................................      22,107          22,974        24,385            18,352

Per share amounts:
  Basic......................................    $  (3.34)       $   0.18      $   0.27          $   0.37
                                                 ========        ========      ========          ========
  Diluted....................................    $  (3.34)       $   0.18      $   0.27          $   0.37
                                                 ========        ========      ========          ========

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                       ADDITIONAL                RETAINED        TOTAL
                                             COMMON     PAID-IN     DIVISIONAL   EARNINGS    STOCKHOLDERS'
                                             STOCK      CAPITAL       EQUITY     (DEFICIT)      EQUITY
                                            --------   ----------   ----------   ---------   -------------
Balance at April 30, 1996.................    $          $           $    148    $ 10,349      $ 10,497
  Transactions of pooled companies:
  Undistributed earnings of subchapter S
    Corporations..........................                              8,749      (8,749)
  Cash dividends declared and paid........                                         (5,594)       (5,594)
  Net income..............................                                          6,723         6,723
                                              ---        -------     --------    --------      --------
Balance at April 26, 1997.................                              8,897       2,729        11,626
  Issuance of U.S. Office Products common
    stock in conjunction with
    acquisitions..........................                             71,921                    71,921
  Capital contribution by U.S. Office
    Products..............................                             15,298                    15,298
  Net income..............................                                          6,474         6,474
                                              ---        -------     --------    --------      --------
Balance at April 25, 1998.................                             96,116       9,203       105,319
  Reduction of capital contribution by
    U.S. Office Products..................                             (2,510)                   (2,510)
  Spin-off from U.S. Office Products......     22         93,584      (93,606)
  Net income..............................                                          4,157         4,157
                                              ---        -------     --------    --------      --------
Balance at December 31, 1998..............     22         93,584                   13,360       106,966
  Shares issued under stock option and
  purchase plans..........................                   770                                    770
  Net (loss)..............................                                        (73,800)      (73,800)
                                              ---        -------     --------    --------      --------
Balance at December 31, 1999..............    $22        $94,354     $           $(60,440)     $ 33,936
                                              ===        =======     ========    ========      ========

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             35 WEEKS FROM    FOR THE FISCAL YEAR
                                                                               APRIL 26,             ENDED
                                                               YEAR ENDED       1998 TO      ---------------------
                                                              DECEMBER 31,   DECEMBER 31,    APRIL 25,   APRIL 26,
                                                                  1999           1998          1998        1997
                                                              ------------   -------------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................    $(73,800)       $ 4,157       $ 6,474     $ 6,723
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization expense.....................       7,100          3,535         1,992         541
  Amortization of debt issuance costs.......................         421            172
  Non-recurring acquisition costs...........................                                                2,274
  Deferred income taxes.....................................      (5,585)        (1,122)          123         645
  Stock option tender offer.................................                      1,774
  Write-off of Solutions ETC purchase.......................                        320
  Write-off of goodwill.....................................      69,123
  Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in business
    combinations accounted for under the purchase method):
      Accounts receivable...................................       8,657        (18,815)      (10,125)     (2,376)
      Inventories...........................................         638         (1,777)          964         547
      Other recievable......................................      10,550        (10,550)
      Prepaid expenses and other............................      (2,252)        (4,440)           (7)     (3,120)
      Accounts payable......................................      (9,399)        26,996        (4,074)        997
      Accrued liabilities...................................      10,472          3,864        (2,230)         20
                                                                --------        -------       -------     -------
  Net cash provided by (used in) operating activities.......      15,925          4,114        (6,883)      6,251
                                                                --------        -------       -------     -------
Cash flows from investing activities:
  Cash (paid) received in acquisitions......................          81        (73,379)          182
  Additions to property and equipment.......................      (5,055)        (2,644)       (2,599)       (949)
  Payments of non-recurring acquisition costs...............                                     (460)     (1,814)
  Deposits..................................................                                               (1,151)
                                                                --------        -------       -------     -------
    Net cash used in investing activities...................      (4,974)       (76,023)       (2,877)     (3,914)
                                                                --------        -------       -------     -------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt, net..........                       (654)       (2,332)     (5,504)
  Proceeds from issuance of long-term debt..................                     89,900                       305
  Payments of long-term debt................................     (15,724)           (78)       (1,834)       (937)
  Deferred debt issuance costs..............................        (210)        (1,800)
  Proceeds from issuance of common stock....................         770
  Payments of dividends at pooled companies.................                                   (1,320)     (4,274)
  (Payments to) advances from U.S. Office Products..........                     (4,388)          818       3,570
  (Reduction) increase of capital contribution by U.S.
    Office Products.........................................                     (4,284)       15,298
                                                                --------        -------       -------     -------
    Net cash (used in) provided by financing activities.....     (15,164)        78,696        10,630      (6,840)
                                                                --------        -------       -------     -------
Net increase (decrease) in cash and cash equivalents........      (4,213)         6,787           870      (4,503)
Cash and cash equivalents at beginning of period............       8,763          1,976         1,106       5,609
                                                                --------        -------       -------     -------
Cash and cash equivalents at end of period..................    $  4,550        $ 8,763       $ 1,976     $ 1,106
                                                                ========        =======       =======     =======

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                 (IN THOUSANDS)

                                                                       35 WEEKS
                                                                         FROM         FOR THE FISCAL YEAR
                                                                    APRIL 26, 1998           ENDED
                                                      YEAR ENDED          TO         ---------------------
                                                     DECEMBER 31,    DECEMBER 31,    APRIL 25,   APRIL 26,
                                                         1999            1998          1998        1997
                                                     ------------   --------------   ---------   ---------
Supplemental disclosures of cash flow information:
  Interest paid....................................     $5,965          $2,133        $  759      $  282
  Income taxes paid................................     $3,398          $5,136        $9,305      $2,460

    The Company utilized its Credit Facility and issued common stock in connection with certain business combinations during the thirty-five weeks ended December 31, 1998 and the fiscal year ended April 25, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                35 WEEKS FROM     FOR THE FISCAL
                                                              APRIL 26, 1998 TO     YEAR ENDED
                                                                DECEMBER 31,        APRIL 25,
                                                                    1998               1998
                                                              -----------------   --------------
Accounts receivable.........................................       $ 6,399            $16,457
Inventories.................................................           103              6,503
Prepaid expenses and other current assets...................           100              2,608
Property and equipment......................................           147              2,347
Intangibles.................................................        68,672             64,668
Other assets................................................           627                174
Short-term debt.............................................          (654)            (2,332)
Accounts payable............................................          (561)            (8,651)
Accrued liabilities.........................................        (1,454)            (7,832)
Long-term debt..............................................                           (2,203)
                                                                   -------            -------
  Net assets acquired.......................................       $73,379            $71,739
                                                                   =======            =======
The acquisitions were funded as follows:
  Long-term debt............................................       $73,816            $
  Common stock..............................................                           71,921
  Cash received.............................................          (437)              (182)
                                                                   -------            -------
    Total...................................................       $73,379            $71,739
                                                                   =======            =======

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BACKGROUND

    Aztec Technology Partners, Inc. (the "Company") is a total provider of e-Solutions for businesses, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. The Company provides a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States.

    On March 30, 2000, the Company's credit facility was amended to waive noncompliance with certain debt covenants, modify the maturity date and reflect other changes described further in Note 7. Based on this amendment and other operating assumptions, management concluded that the Company has sufficient cash flow to operate at least through December 31, 2000. The Company is currently considering the sale of certain subsidiaries (see Note 6) and other actions as part of its strategy to enhance shareholder value. The amended credit facility requires that certain proceeds from these activities must be used to pay down debt. To the extent that cash flow derived by the Company from a subsidiary which could be disposed of and, therefore, would no longer be controlled by the Company, exceeds the decrease in interest payments resulting from reduced debt, cash flow could be negatively impaired. However, proceeds derived by the Company as a result of these actions in excess of required debt pay downs can provide additional cash to fund operations. The Company will consider the impact of these actions on cash flow, including the need to raise additional funding, curtail expenditures or other activities, as the actions are finalized.

    The Company is a Delaware Corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") prior to the Company's spin-off from U.S. Office Products on June 9, 1998. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Technology Solutions division to the Company. U.S. Office Products and the Company also entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise (see Note 10). At the date of the Distribution, U.S. Office Products allocated $5,000 in debt to the Company which was paid upon the completion of the Distribution.

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

NOTE 2--BASIS OF PRESENTATION

    For periods prior to the spin-off from U.S. Office Products on June 9, 1998, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of operations includes all of the related costs of doing

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 2--BASIS OF PRESENTATION (CONTINUED) business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, human resources, as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

    U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, no cash and cash equivalents and $5,000 of debt were allocated to the Company at the time of the Distribution. The consolidated statement of operations includes an allocation of interest expense on all debt allocated to the Company. See Note 7 for further discussion of interest expense.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the results for the transition period for the thirty-five weeks ended December 31, 1998 and the unaudited results for the thirty-five weeks ended December 31, 1997, the prior period comparable to the transition period.

                                                   35 WEEKS FROM       35 WEEKS FROM
                                                 APRIL 26, 1998 TO   APRIL 27, 1997 TO
                                                   DECEMBER 31,        DECEMBER 31,
                                                      1998(1)              1997
                                                 -----------------   -----------------
                                                                        (UNAUDITED)
Revenues:
  Products.....................................       $120,949            $ 80,270
  Services.....................................        108,407              41,916
                                                      --------            --------
      Total revenues...........................        229,356             122,186
                                                      --------            --------
Cost of revenues:
  Products.....................................        104,964              67,952
  Services.....................................         69,815              24,019
                                                      --------            --------
      Total cost of revenues...................        174,779              91,971
                                                      --------            --------
      Gross profit.............................       $ 54,577            $ 30,215
                                                      ========            ========
  Operating income.............................       $  9,973            $  9,774
                                                      ========            ========
  Net income...................................       $  4,157            $  5,571
                                                      ========            ========
Per share amounts:
  Basic........................................       $   0.18            $   0.25
                                                      ========            ========
  Diluted......................................       $   0.18            $   0.24
                                                      ========            ========

------------------------

(1) Results for the thirty-five weeks from April 26, 1998 to December 31, 1998 include strategic restructuring costs of $4,330.

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, the "thirty-five weeks ended December 31, 1998", "fiscal 1998" and "fiscal 1997", refer to the Company's transition period from April 26, 1998 to December 31, 1998 and the fiscal years ended April 25, 1998 and April 26, 1997, respectively.

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

GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is amortized on a straight line basis over estimated useful lives of 15-40 years and identified intangible assets are amortized on a straight line basis generally over four years.

    The carrying amounts of intangible assets and goodwill are reviewed if facts and circumstances suggest that these amounts may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined by comparing anticipated undiscounted cash flows of the entity to the net book value, the carrying amounts of the intangible assets and goodwill are reduced to fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of".

    For assets classified as assets to be held and used in the business under SFAS 121, if impairment exists, the assets are written down to fair value and continue to be amortized over the expected useful life. Subsequent increases in fair value of the assets are not recognized in the financial statements. For assets classified as assets to be disposed of under SFAS 121, if impairment exists, the assets are written down to fair value and recognition of amortization ceases. Subsequent decreases or increases in fair value (up to the carrying value prior to the impairment) are recognized in the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is also required against net deferred tax assets if based upon the available evidence it is more likely than not that some or all of the deferred tax assets will not be realized.

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

REVENUE RECOGNITION

    Revenue from hardware and packaged software sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance and collectibility of related receivables is considered probable.

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

ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of operations as a component of selling, general and administrative expenses. Advertising expense for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and fiscal years 1998 and 1997 was $2,103, $710, $1,666 and $661, respectively. The Company also earns co-op funds from certain vendors which can be used for advertising, trade shows and telemarketing campaigns. These funds are included in the consolidated statement of operations as a credit

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to the corresponding selling, general and administrative expenses. Co-op funds for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and fiscal years 1998 and 1997 were $2,484, $2,011, $1,812 and $1,453, respectively.

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

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

DISTRIBUTION RATIO

    On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Distribution. At the date of Distribution, the Company issued to U.S. Office Products shareholders one share of its common stock for every five shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represent the historical share data for U.S. Office Products for the period or as of the date indicated, and has been retroactively adjusted to give effect to the one for five distribution ratio.

NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

    In fiscal 1997, the Company issued 955,151 shares of common stock to acquire the Pooled Companies.

    The Pooled Companies and the number of shares issued are as follows:

                                                                NUMBER OF
COMPANY NAME                                                  SHARES ISSUED
------------                                                  -------------
Bay State Computer Group....................................     181,315
Digital Network Associates, Inc.............................     152,389
Fortran Corp................................................     330,000
Office Equipment Service, Inc...............................     132,331
Professional Computer Solutions, Inc........................     159,116
                                                                 -------
  Total shares issued.......................................     955,151
                                                                 =======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
    The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. All of the Pooled Companies previously reported on fiscal years ending other than April 26, 1997. Upon completion of the acquisitions of the Pooled Companies, their year-ends were changed to U.S. Office Products' year-end of the last Saturday in April.

    The following presents the separate results, for fiscal 1997, of the Company (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                  AZTEC
                                                TECHNOLOGY      POOLED
                                              PARTNERS, INC.   COMPANIES   COMBINED
                                              --------------   ---------   --------
  Revenues..................................     $ 57,656      $ 78,622    $136,278
  Net Income................................     $  2,109      $  4,614    $  6,723

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

                                         35 WEEKS ENDED
                                        DECEMBER 31, 1998   FISCAL 1998   FISCAL 1997
                                        -----------------   -----------   -----------
                                           (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
Revenues..............................      $240,125          $301,509      $259,080
Net income............................         4,173            10,041         6,916
Per Share amounts:
  Basic...............................          0.18              0.46          0.31
  Diluted.............................          0.18              0.45          0.31

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
    The unaudited pro forma results of operation are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period presented or the results which may occur in the future.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Land................................................     $   143        $   143
Buildings...........................................         374            374
Furniture, fixtures and equipment...................      15,778         10,837
Leasehold improvements..............................         719            605
                                                         -------        -------
  Total property and equipment......................      17,014         11,959
Less: Accumulated depreciation and amortization.....      (6,628)        (4,356)
                                                         -------        -------
  Net property and equipment........................     $10,386        $ 7,603
                                                         =======        =======

    Depreciation expense for the year ended December 31, 1999, the thirty-five weeks ended December 31, 1998 and fiscal years 1998 and 1997 was $2,272, $1,146, $1,152 and $541, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 6--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Goodwill............................................     $62,241       $131,445
Other intangible assets.............................       1,576          1,576
Less: Accumulated amortization......................      (8,057)        (3,229)
                                                         -------       --------
Intangibles, net....................................     $55,760       $129,792
                                                         =======       ========

    During the fourth quarter of 1999, goodwill in the amount of $27.4 million was expensed in connection with the Company's planned divestitures by the end of 2000 of its subsidiaries involved in voice and data, activities for which goodwill was expensed are included in the Northeast Telephony and West business segments. The carrying amount of the subsidiaries written down to fair value was approximately $33.0 million as of December 31, 1999.

    During the third quarter of 1999, goodwill in the amount of $35 million was expensed due to significant anticipated operating cash flow decreases in one of the Company's subsidiaries included in the Other business segment.

    During the third quarter of 1999, goodwill in the amount of $6.7 million was expensed in connection with a strategic restructuring plan that included the decision to close one of the Company's subsidiaries, located in Ohio, as well as significant staff reductions at a Connecticut based subsidiary. These subsidiaries are included in the Other and Tri-State business segments, respectively.

    The charges have been reflected in the consolidated statement of operations as "Write-off of goodwill". The charges represent the amount necessary to decrease the carrying values of goodwill to the Company's best estimate of those businesses' future discounted cash flows using the methodology described in
Note 3.

    Amortization expense for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998 and fiscal 1998 was $4,828, $2,389 and $840, respectively. There was no amortization expense for fiscal year 1997.

NOTE 7--CREDIT FACILITIES

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Credit Facility.....................................     $74,300        $89,900
Other long-term debt, including capital lease
  obligations and notes payable, secured by certain
  assets of the Company.............................         410            534
                                                         -------        -------
                                                          74,710         90,434
Less: Current maturities of long-term debt..........        (166)          (216)
                                                         -------        -------
    Total long-term debt............................     $74,544        $90,218
                                                         =======        =======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--CREDIT FACILITIES (CONTINUED)
MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

2000........................................................  $   166
2001........................................................   74,442
2002........................................................       58
2003........................................................       38
2004........................................................        6
                                                              -------
    Total maturities of long-term debt......................  $74,710
                                                              =======

    The Company entered into a $140 million Credit Facility with its bank lenders on July 27, 1998. The agreement provided that up to $15 million of the Credit Facility may be used for working capital and other general corporate purposes and up to $125 million may be used to fund permitted acquisitions. The Credit Facility had an original maturity of July 27, 2003.

    As of September 30, 1999, the Company was in noncompliance with a certain financial covenant. Effective September 30, 1999, the Company entered into an amendment to its Credit Facility whereby it received a waiver of noncompliance for the third quarter of 1999. In addition, the amendment reduced the maximum amount the Company may borrow to fund permitted acquisitions from $125 million to $69.3 million and increased interest rates on outstanding borrowings.

    As of December 31, 1999, Aztec was in noncompliance with certain financial covenants under the facility. On March 30, 2000, Aztec and its bank lenders further amended the facility to provide Aztec with a waiver of noncompliance for the fourth quarter of 1999. The amendment modifies the maturity date on the Credit Facility from July 27, 2003 to April 30, 2001. Further, the amendment has provisions for certain levels of loan reductions during 2000, which failure to achieve will result in additional interest charges and potential grants to its bank lenders of warrants to purchase shares of common stock of the Company. The Credit Facility and its obligations are secured by all of the Company's assets. The Credit Facility provides for interest rate options to the Company at rates which approximate prime or LIBOR, and in both cases, plus an applicable margin. The weighted average interest rate for the year ended December 31, 1999 approximated 8.14% and the weighted average interest rate from inception of the Credit Facility to December 31, 1998 approximated 6.96%. The Credit Facility, calls for a commitment fee of 0.50%, payable quarterly, in arrears, based on the average daily unused portion. In addition, the Company incurred $1,800 of costs associated with the issuance of the Credit Facility an additional $210 with the amendment of September 30, 1999 and an additional $843 with the amendment of March 30, 2000, which are being amortized over the term of the agreement and which are included in interest expense. The amount of amortization for the year ended December 31, 1999, was $421. As of December 31, 1999, the total outstanding amount under the Credit Facility was $74,300, comprised of $5,000 for working capital purposes and $69,300 for permitted acquisitions.

PAYABLE TO U.S. OFFICE PRODUCTS

    The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--CREDIT FACILITIES (CONTINUED)

Balance at April 30, 1996...................................  $
    Payments of long-term debt of Pooled Companies upon
      acquisition...........................................     1,710
    Payments of acquisition costs...........................     1,362
    Allocated corporate expenses............................       388
    Operating costs paid by U.S. Office Products............     1,326
                                                              --------
Balance at April 26, 1997...................................     4,786
    Payments of long-term debt of Purchased Companies upon
      acquisition...........................................     1,159
    Payments of acquisition costs...........................     2,501
    Allocated corporate expenses............................     1,758
    Operating costs paid by U.S. Office Products............     2,009
    Income taxes paid by U.S. Office Products...............     7,473
    Capital contribution by U.S. Office Products............   (15,298)
                                                              --------
Balance at April 25, 1998...................................     4,388
    USOP stock option tender offer..........................     1,774
    Operating costs paid by U.S. Office Products............       662
    U.S. Office Products Cash Management....................    (4,946)
    Reduction of capital contribution by U.S. Office
      Products..............................................     2,510
    Payment to U.S. Office Products for allocated debt......    (4,388)
                                                              --------
Balance at December 31, 1998................................  $
                                                              ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--CREDIT FACILITIES (CONTINUED)
    Interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period.

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

NOTE 8--INCOME TAXES

    The provision for (benefit from) income taxes consists of:

                                                                   FOR THE FISCAL YEAR
                                                     35                   ENDED
                                  YEAR ENDED    WEEKS ENDED    ---------------------------
                                 DECEMBER 31,   DECEMBER 31,   APRIL 25,         APRIL 26,
                                     1999           1998         1998              1997
                                 ------------   ------------   ---------         ---------
Income taxes currently payable:
  Federal......................     $   480        $3,611       $4,484            $2,102
  State........................       1,278         1,023        1,190               777
                                    -------        ------       ------            ------
                                      1,758         4,634        5,674             2,879
                                    -------        ------       ------            ------
Deferred income tax (benefit)
  expense......................      (5,585)       (1,122)         123               645
                                    -------        ------       ------            ------
    Total provision for
      (benefit from) income
      taxes....................     $(3,827)       $3,512       $5,797            $3,524
                                    =======        ======       ======            ======

+

                        AZTEC TECHNOLOGY PARTNERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 8--INCOME TAXES (CONTINUED)

    Deferred taxes are comprised of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Deferred tax assets:
  Intangibles.......................................    $ 13,354       $
  Inventory.........................................         540            381
  Allowance for doubtful accounts...................       2,271            729
  Accrued liabilities...............................       1,981          1,354
  Deferred compensation.............................         725
  State NOL carryforward............................         643
  Other.............................................         812             35
                                                        --------       --------
    Deferred tax assets before valuation
      allowance.....................................      20,326          2,499
                                                        --------       --------

  Valuation allowance...............................      (2,441)

Deferred tax liabilities:
  Intangibles.......................................      (9,970)          (176)
  Other.............................................          (7)
                                                        --------       --------
    Deferred tax liabilities........................      (9,977)          (176)
                                                        --------       --------

    Net deferred tax asset..........................    $  7,908       $  2,323
                                                        ========       ========

    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                    FOR THE FISCAL YEAR
                                                         35                ENDED
                                      YEAR ENDED    WEEKS ENDED    ---------------------
                                     DECEMBER 31,   DECEMBER 31,   APRIL 25,   APRIL 26,
                                         1999           1998         1998        1997
                                     ------------   ------------   ---------   ---------
U.S. federal statutory rate........      (34.0)%        34.0%         35.0%       35.0%
State income taxes, net of federal
  income tax benefit...............       (2.8)          6.5           6.4         5.9
Subchapter S corporation income not
  subject to corporate level
  taxation.........................                                              (20.8)
Nondeductible goodwill.............       28.8           4.3           2.4
Nondeductible acquisition costs....                                    2.8         7.8
Valuation allowance................        3.1
Other..............................                      1.0           0.6         6.5
                                         -----         -----         -----       -----
Effective income tax rate..........       (4.9)%        45.8%         47.2%       34.4%
                                         =====         =====         =====       =====

    Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--INCOME TAXES (CONTINUED)
individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

    The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Ultimately realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carryforwards are available and temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and other matters in making this assessment. As a result of its evaluation of these factors at December 31, 1999, the Company recorded a valuation reserve of $2,441 related to state net operating loss carryforwards and deferred state tax assets for certain subsidiaries for which it is not more likely than not the asset will be realized.

    The state net operating loss carryforward of approximately $10,940 begins to expire in 2005. The utilization of state tax loss carryforwards may be subject to limitations under Section 382 of the U.S. Internal Revenue Code.

NOTE 9--LEASE COMMITMENTS

    The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2000........................................................    $163      $ 3,824
2001........................................................      95        2,919
2002........................................................      62        2,197
2003........................................................      43        1,929
2004........................................................       8        1,464
Thereafter..................................................       7          813
                                                                ----      =======
Total minimum lease payments................................     378      $13,146
                                                                ----      =======
Less: Amounts representing interest.........................      59
                                                                ====
Present value of net minimum lease payments.................    $319
                                                                ====

    Rent expense for all operating leases for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and fiscal years 1998 and 1997 was $3,793, $1,643, $999 and $871, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On March 3, 1999, a lawsuit was filed against the Company, along with USOP and one of the Company's directors, by Philip Arturi, former President of Professional Network Services, Inc. ("PNS"),

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) and Bruce Torello, a former PNS employee. Arturi and Torello claim a total of $2 million in damages in connection with the sale of their company to USOP in September, 1997. PNS was one of the business units that was spun off from USOP as part of Aztec in June 1998 and was a wholly-owned subsidiary of USOP prior to the spin-off. The plaintiffs claim that USOP failed to disclose certain material facts during USOP's acquisition of the business and that they were given assurances that they would be compensated for damages from the drop in the value of the USOP stock received in consideration for the sale of the Company. Some or all of the claims may be subject to indemnification by the Company and the other spin-off companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan. It is also possible that the Company could seek indemnity from USOP for these claims.

    In connection with the acquisition of Aztec International, a Company subsidiary, a lawsuit was filed in the United States District Court for the District of Delaware in February 1999 against USOP, and James Claypoole and Jonathan Ledecky as employees of USOP, by Jack Meehan, Fran Meehan, Christopher Meehan, Beth Meehan, Gordon Tingets, Les Asher, Michael Dickens, and William Durniak. A number of the plaintiffs are officers and directors of Aztec International. Messrs. Claypoole and Ledecky are directors of Aztec. The lawsuit alleges that USOP, (and Claypoole and Ledecky as its employees) failed to disclose certain material facts during USOP's acquisition of the business. The lawsuit further alleges that the plaintiffs were given assurances that they would be compensated for damages resulting from a decrease in the value of USOP's stock they received in connection with the sale. The plaintiffs claim damages of $9.5 million. Some or all of the claims may be subject to indemnification by the Company and the other spin-off companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan.

    The Company has not accrued a liability in connection with the above litigation as the Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. If the Company is unable to settle or obtain indemnification from U.S. Office Products in connection with the above litigation, there could be a material adverse effect on the Company.

POST-EMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 31, 1999 related to these agreements, as no change of control has occurred or is probable.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements allocated liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the technology business, between U.S. Office Products and each spin-off company.

NOTE 11--EMPLOYEE BENEFIT PLANS

    Effective upon the Distribution, the Company implemented a 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with
Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service.

    Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and the fiscal years 1998 and 1997, the subsidiaries incurred expenses totaling $115, $240, $429 and $390, respectively, related to these plans.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    The following information presents the Company's computations of basic and diluted EPS from continuing operations for the periods presented in the consolidated statement of operations (In thousands, except per share data):

                                                              INCOME         SHARES
                                                            (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                                            -----------   -------------   ---------
YEAR ENDED DECEMBER 31, 1999:
Basic EPS.................................................    $(73,800)     22,106,534     $(3.34)
Effect of dilutive employee stock options.................
                                                              --------      ----------     ------
Diluted EPS...............................................    $(73,800)     22,106,534     $(3.34)
                                                              ========      ==========     ======

THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998:
Basic EPS.................................................    $  4,157      22,838,806     $ 0.18
Effect of dilutive employee stock options.................                     134,802
                                                              --------      ----------     ------
Diluted EPS...............................................    $  4,157      22,973,608     $ 0.18
                                                              ========      ==========     ======
FISCAL 1998:
Basic EPS.................................................    $  6,474      23,911,206     $ 0.27
Effect of dilutive employee stock options.................                     474,229
                                                              --------      ----------     ------
Diluted EPS...............................................    $  6,474      24,385,435     $ 0.27
                                                              ========      ==========     ======
FISCAL 1997:
Basic EPS.................................................    $  6,723      18,005,142     $ 0.37
Effect of dilutive employee stock options.................                     347,012
                                                              --------      ----------     ------
Diluted EPS...............................................    $  6,723      18,352,154     $ 0.37
                                                              ========      ==========     ======

    Options to purchase approximately 116,261 shares of common stock were excluded from the computation of diluted EPS for the year ended December 31, 1999 as their effect would be anti-dilutive.

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

EMPLOYEE STOCK PLANS

STOCK INCENTIVE PLAN

    The Company's 1998 Stock Incentive Plan (the "Stock Incentive Plan"), provides for the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees and other

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) individuals performing services on behalf of the Company. The Compensation Committee (the "Committee") appointed by the Board of Directors, has the authority to administer the Stock Incentive Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The term of options granted under the Stock Incentive Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). A maximum of 10 million shares of common stock are reserved for issuance in accordance with the terms of the Stock Incentive Plan. At December 31, 1999, 4,018,810 shares were available for future grant.

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

NON-EMPLOYEE DIRECTOR OPTION PLAN

    During 1998, the Company's Board of Directors approved a stock option plan for the non-employee directors of the Company (the "Non-Employee Director Option Plan"). Under the Non-Employee Director Option Plan, in consideration of their first election to the Board of Directors, an eligible director receives an option to purchase 25,000 shares of common stock and receives options to purchase an additional 10,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as a Director immediately following such Annual Meeting. In addition, in consideration of their first appointment as chairperson of a Committee of the Board of Directors, an eligible director receives an option to purchase 5,000 shares of common stock and receives options to purchase an additional 5,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as chairperson of said Committee of the Board of Directors immediately following such Annual Meeting. Options to purchase 155,000 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock are reserved for issuance in accordance with the terms of the Non-Employee Director Option Plan.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    On June 7, 1998 the Company approved the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the plan, employees may purchase shares of common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. A maximum of 1,000,000 shares of common stock are reserved for issuance in accordance with the terms of the ESPP. For the year ended
December 31, 1999, 180,228 shares were issued at $1.59 per share on June 30, 1999 and 199,006 shares were issued at $1.62 per share on December 31, 1999. At December 31, 1999, 568,886 shares were available for future grant.

    The Company accounts for options issued in accordance with APB Opinion
No. 25. Accordingly, because exercise prices of the options equaled the market price on the date of grant, no compensation expense was recognized for the options granted. Had compensation expense been recognized based upon the fair value of the stock options on the date of grant under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table:

                                                                    FOR THE FISCAL YEAR
                                                                           ENDED
                                   YEAR ENDED    35 WEEKS ENDED   ------------------------
                                  DECEMBER 31,    DECEMBER 31,    APRIL 25,      APRIL 26,
                                      1999            1998          1998           1997
                                  ------------   --------------   ---------      ---------
Net Income (loss):
  As reported...................    $(73,800)        $4,157        $6,474         $6,723
  Pro forma.....................     (82,865)        (1,292)        5,364          6,615
Per share:
  As reported:
    Basic.......................    $  (3.34)        $ 0.18        $ 0.27         $ 0.37
    Diluted.....................    $  (3.34)        $ 0.18        $ 0.27         $ 0.37
Pro Forma:
    Basic.......................    $  (3.75)        $(0.06)       $ 0.22         $ 0.37
    Diluted.....................    $  (3.75)        $(0.06)       $ 0.22         $ 0.36

    The fair value of options granted (which is amortized, in the table above, to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            FOR THE FISCAL
                                                            35 WEEKS          YEAR ENDED
                                            YEAR ENDED       ENDED       ---------------------
                                           DECEMBER 31,   DECEMBER 31,   APRIL 25,   APRIL 26,
                                               1999           1998         1998        1997
                                           ------------   ------------   ---------   ---------
Expected life of option..................  6 years        6 years        7 years     7 years
Risk free interest rate..................  6.18%          5.00%          6.36%       6.66%
Expected volatility......................  80.0%          52.5%          44.1%       44.0%

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted-average fair value of options granted was $2.74, $2.99, $6.59 and $4.55 for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and fiscal 1998 and 1997, respectively.

    A summary of option transactions follows:

                                                        WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
                                            OPTIONS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                           ----------   ----------------   -----------   ----------------
Balance at April 30, 1996
  Granted................................     928,032        $8.03
  Canceled...............................     (21,887)       11.30
                                           ----------        -----
Balance at April 26, 1997................     906,145         7.96            197,967          0.29
  Granted................................     681,351        12.22
  Exercised..............................    (116,734)        0.29
  Canceled...............................    (122,189)       10.19
                                           ----------        -----
Balance at April 25, 1998................   1,348,573        10.57            127,995          4.31
  Granted................................   7,422,264         6.36
  Canceled...............................  (4,145,137)       10.54
                                           ----------        -----
Balance at December 31, 1998.............   4,625,700        $4.36            152,060          8.28
  Granted................................   2,208,000         3.75
  Exercised..............................     (35,236)        2.96
  Canceled...............................    (697,510)        3.26
                                           ----------        -----
Balance at December 31, 1999.............   6,100,954         4.22          3,829,988          4.46
                                           ==========        =====

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                              WEIGHTED-AVERAGE                             OPTIONS EXERCISABLE
                                            REMAINING CONTRACTUAL                      ----------------------------
      RANGE OF EXERCISE                             LIFE            WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
            PRICES               OPTIONS     OPTIONS OUTSTANDING     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
------------------------------  ---------   ---------------------   ----------------   ---------   ----------------
$1.38-$ 4.00..................  3,749,596            7.8                  3.25         2,512,511         3.55
$4.50-$ 5.50..................  1,887,895            9.6                  4.59           954,956         4.63
$9.88-$ 16.00.................    463,463            7.7                 10.48           362,521        10.43
$1.38-$16.00..................  6,100,954            8.3                  4.22         3,829,988         4.46

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    Under a services agreement entered into with Jonathan J. Ledecky ("the Ledecky Services Agreement"), the Board of Directors of U.S. Office Products agreed that Jonathan J. Ledecky receive a stock option for Company common stock from the Company as of the date of the Distribution. The U.S. Office Products Board intended the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The fair value option covered 7.5% of the outstanding Company common stock determined as of the date of the Distribution, with no anti-dilution

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) provisions in the event of issuance of additional shares of Common Stock (other than with respect to stock splits or reverse stock splits).

NOTE 13--STRATEGIC RESTRUCTURING COSTS

    For the year ended December 31, 1999, strategic restructuring costs represent the costs to improve operational efficiencies and close non-profitable operations. Costs included the closing of the Company's Canfield, Ohio location, as well as significant staff reductions at certain of the Company's operating locations. The Company recorded a strategic restructuring charge of $4,819 in the third quarter which included severance costs for approximately seventy-five employees, asset impairments, contractual commitments and other costs associated with personnel reductions and facility closures, as well as $831 of inventory write-offs which are included in cost of revenues. As of December 31, 1999, all employee terminations under the plan had occurred.

    For the thirty-five weeks ended December 31, 1998, strategic restructuring costs represent the costs incurred related to the Company's spin-off from U.S. Office Products, including costs incurred related to the withdrawn initial public offering, compensation related costs associated with U.S. Office Products buy backs of certain employee options during its tender offer on June 1, 1998, and the restructuring of its Northeast region resulting in the termination of six employees.

    For Fiscal 1997, strategic restructuring costs represent the Company's portion of the costs incurred by U.S. Office Products as a result of U.S. Office Products' comprehensive restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--STRATEGIC RESTRUCTURING COSTS (CONTINUED)
    The activity related to the Company's strategic restructuring liabilities is below:

                                                         THE YEAR ENDED DECEMBER 31, 1999
                                          ---------------------------------------------------------------
                                            BALANCE                                            BALANCE
                                          DECEMBER 31,                                       DECEMBER 31,
                                              1998       EXPENSE    UTILIZATION   REVERSAL       1999
                                          ------------   --------   -----------   --------   ------------
Work-force related......................     $           $ 2,695      $ 1,471     $            $  1,224
Depreciable assets......................                     190          190
Facilities..............................                     763           82                       681
Other...................................                     340           70                       270
Work-force related--Northeast Region....       1,596                    1,141         345           110
                                             -------     -------      -------     -------      --------
                                             $ 1,596     $ 3,988      $ 2,954     $   345      $  2,285
                                             =======     =======      =======     =======      ========

                                                      THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998
                                             ------------------------------------------------------------
                                              BALANCE                                          BALANCE
                                             APRIL 25,                                       DECEMBER 31,
                                               1998      EXPENSE    UTILIZATION   REVERSAL       1998
                                             ---------   --------   -----------   --------   ------------
Work-force related--Northeast region.......   $          $ 1,806      $   210     $            $  1,596
U.S. Office Products tender offer..........                1,774        1,774
U.S. Office Products strategic
  restructuring plan.......................     1,000                   1,000
Withdrawn IPO..............................       750        750        1,500
                                              -------    -------      -------     -------      --------
                                              $ 1,750    $ 4,330      $ 4,484     $            $  1,596
                                              =======    =======      =======     =======      ========

                                                                    FISCAL 1998
                                             ----------------------------------------------------------
                                              BALANCE                                         BALANCE
                                             APRIL 26,                                       APRIL 25,
                                               1997      EXPENSE    UTILIZATION   REVERSAL      1998
                                             ---------   --------   -----------   --------   ----------
U.S. Office Products strategic
  restructuring plan.......................   $          $ 1,000      $           $           $  1,000
Withdrawn IPO..............................                  750                                   750
                                              -------    -------      -------     -------     --------
                                              $          $ 1,750      $           $           $  1,750
                                              =======    =======      =======     =======     ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--QUARTERLY FINANCIAL DATA (UNADUITED)

    The following presents certain unaudited quarterly financial data for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and fiscal years 1998 and 1997:

                                                              YEAR ENDED DECEMBER 31, 1999
                                               ----------------------------------------------------------
                                                 FIRST        SECOND       THIRD       FOURTH     TOTAL
                                               ----------   ----------   ----------   --------   --------
                                               (RESTATED)   (RESTATED)   (RESTATED)
Revenues.....................................    $85,919      $94,766      $95,231    $85,712    $361,628
Gross profit.................................     18,519       21,555       20,227     17,850      78,151
Operating income (loss)......................      1,737        2,275      (46,500)   (28,680)    (71,168)
Net income (loss)............................        111          317      (33,087)   (41,141)    (73,800)

Per share amounts:
  Basic......................................    $  0.50      $  1.44      $ (1.49)   $ (1.85)   $  (3.34)
  Diluted....................................    $  0.50      $  1.44      $ (1.49)   $ (1.85)   $  (3.34)

                                                    THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998
                                             --------------------------------------------------------
                                             9 WEEKS ENDED   QUARTER ENDED   QUARTER ENDED
                                                JUNE 30      SEPTEMBER 30     DECEMBER 31     TOTAL
                                             -------------   -------------   -------------   --------
Revenues...................................     $50,708         $78,102         $100,546     $229,356
Gross profit...............................      12,367          19,405           22,805       54,577
Operating income...........................         411           5,860            3,702        9,973
Net income.................................         209           2,957              991        4,157

Per share amounts:
  Basic....................................     $  0.01         $  0.13         $   0.05     $   0.18
  Diluted..................................     $  0.01         $  0.13         $   0.05     $   0.18

                                                          FISCAL YEAR ENDED APRIL 25, 1998
                                                ----------------------------------------------------
                                                 FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                --------   --------   --------   --------   --------
Revenues......................................  $42,730    $36,875    $62,907    $65,829    $208,341
Gross profit..................................    9,047      9,718     15,852     15,407      50,024
Operating income..............................    2,749      3,687      4,816        997      12,249
Net income (loss).............................    1,636      2,233      2,703        (98)      6,474

Per share amounts:
  Basic.......................................  $  0.08    $  0.10    $  0.11    $ (0.01)   $   0.27
  Diluted.....................................  $  0.08    $  0.10    $  0.10    $ (0.01)   $   0.27

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--QUARTERLY FINANCIAL DATA (UNADUITED) (CONTINUED)

                                                          FISCAL YEAR ENDED APRIL 26, 1997
                                                ----------------------------------------------------
                                                 FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                --------   --------   --------   --------   --------
Revenues......................................  $34,263    $31,898    $35,134    $34,983    $136,278
Gross profit..................................    7,982      7,608      9,656      8,903      34,149
Operating income..............................    2,695      1,779      3,229      2,647      10,350
Net income....................................    2,617      1,315      1,625      1,166       6,723
Per share amounts:
  Basic.......................................  $  0.16    $  0.08    $  0.09    $  0.06    $   0.37
  Diluted.....................................  $  0.16    $  0.07    $  0.09    $  0.06    $   0.37

    During the quarter ended December 31, 1999, the Company concluded that the first three quarters of the year ended December 31, 1999 would be restated to properly reflect revenue recognition related to an unsigned contract. The effect of the restatement is to reduce revenues in the first, second and third quarters of 1999 by $.1 million, $.6 million and $1.2 million, respectively.

    The Company recorded strategic restructuring costs of ($345) in the second quarter and $4,788 during the third quarter of year ended December 31, 1999, $1,750 during the fourth quarter of fiscal 1998, $3,196 in the nine weeks ended June 30, 1998 and $1,134 in the quarter ended December 31, 1998.

NOTE 15--RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1999, and fiscal 1998, product sales of approximately $.6 million and $4.5 million, respectively, were made at cost to a company owned by a director of the Company.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--SEGMENT DATA (CONTINUED)

    Summary information by segment for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998 and fiscal years 1998 and 1997 is as follows:

                                                                     NORTHEAST
                                           NEW ENGLAND   TRI-STATE   TELEPHONY     WEST      OTHER      TOTAL
                                           -----------   ---------   ---------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Revenue:
  Products...............................   $128,474      $29,773     $ 8,349    $          $30,194    $196,790
  Services...............................     35,843       33,986      29,674     41,441     23,894     164,838
                                            --------      -------     -------    -------    -------    --------
      Total..............................   $164,317      $63,759     $38,023    $41,441    $54,088    $361,628
Gross margin.............................   $ 25,087      $15,182     $15,498    $ 9,649    $12,735    $ 78,151
Operating income (loss)..................   $  5,051      $  (609)    $ 5,430    $ 3,245    $ 3,927    $ 17,044
Depreciation.............................   $    593      $   594     $   298    $   420    $   183    $  2,088
Assets...................................   $ 46,614      $18,643     $13,462    $16,617    $ 8,240    $103,576
                                            ========      =======     =======    =======    =======    ========

THIRTY-FIVE WEEKS ENDED
  DECEMBER 31, 1998
Revenue:
  Products...............................   $ 79,882      $15,013     $ 5,944    $          $20,110    $120,949
  Services...............................     23,008       21,730      24,274     28,490     10,905     108,407
                                            --------      -------     -------    -------    -------    --------
      Total..............................   $102,890      $36,743     $30,218    $28,490    $31,015    $229,356
Gross margin.............................   $ 17,005      $10,396     $12,352    $ 6,812    $ 8,012    $ 54,577
Operating income.........................   $  6,759      $ 2,655     $ 5,880    $ 2,323    $ 3,706    $ 21,323
Depreciation.............................   $    282      $   315     $   166    $   258    $   116    $  1,137
Assets...................................   $ 48,105      $18,389     $14,443    $11,789    $14,669    $107,395
                                            ========      =======     =======    =======    =======    ========
FISCAL 1998
Revenue:
  Products...............................   $ 86,337      $15,882     $ 3,614    $          $11,165    $116,998
  Services...............................     19,734       20,478      21,432     24,228      5,471      91,343
                                            --------      -------     -------    -------    -------    --------
      Total..............................   $106,071      $36,360     $25,046    $24,228    $16,636    $208,341
Gross margin.............................   $ 19,244      $11,157     $11,154    $ 4,807    $ 3,662    $ 50,024
Operating income.........................   $  5,832      $ 2,738     $ 4,290    $ 2,232    $   972    $ 16,064
Depreciation.............................   $    273      $   259     $   279    $   278    $    63    $  1,152
Assets...................................   $ 31,508      $16,773     $12,074    $12,502    $ 4,451    $ 77,308
                                            ========      =======     =======    =======    =======    ========
FISCAL 1997
Revenue:
  Products...............................   $ 78,811      $ 9,707     $          $          $ 8,735    $ 97,253
  Services...............................     10,179       13,408      13,168                 2,270      39,025
                                            --------      -------     -------    -------    -------    --------
    Total................................   $ 88,990      $23,115     $13,168               $11,005    $136,278
Gross margin.............................   $ 16,243      $ 8,195     $ 7,101               $ 2,610    $ 34,149
Operating income.........................   $  5,964      $ 2,728     $ 3,420               $   899    $ 13,011
Depreciation.............................   $    279      $   151     $    71               $    40    $    541
Assets...................................   $ 17,995      $ 8,007     $ 6,407               $ 3,203    $ 35,612
                                            ========      =======     =======    =======    =======    ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--SEGMENT DATA (CONTINUED)

    A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998 and as of and for the fiscal years ended April 25, 1998, and April 26, 1997 is as follows:

                                                   DECEMBER 31,   DECEMBER 31,   APRIL 25,   APRIL 26,
                                                       1999           1998         1998        1997
                                                   ------------   ------------   ---------   ---------
Segment operating income.........................    $ 17,044       $ 21,323     $ 16,064     $13,011
Corporate expenses...............................      10,618          4,631        1,225         387
Amortization of intangibles......................       4,828          2,389          840
Strategic restructuring costs....................       3,643          4,330        1,750
Goodwill impairment..............................      69,123
Non-recurring acquisition costs..................                                               2,274
                                                     --------       --------     --------     -------

Total operating income...........................    $(71,168)      $  9,973     $ 12,249     $10,350
                                                     ========       ========     ========     =======

Segment assets...................................    $103,576       $107,395     $ 77,308     $35,612
Corporate assets.................................      13,361         23,332          309       1,699
Intangible assets................................      55,760        129,792       63,828
                                                     --------       --------     --------     -------
Total assets.....................................    $172,697       $260,519     $141,445     $37,311
                                                     ========       ========     ========     =======

                          FINANCIAL STATEMENT SCHEDULE
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                CHARGES TO   CHARGED TO
                                  BALANCE AT    COSTS AND      OTHER      DEDUCTIONS/     BALANCE AT
DESCRIPTION                       MAY 1, 1996    EXPENSES     ACCOUNTS    WRITE-OFFS    APRIL 26, 1997
-----------                       -----------   ----------   ----------   -----------   --------------
Allowance for doubtful
  accounts......................  $  123,000    $  250,000          --     $  22,000      $  351,000
Accumulated amortization of
  intangibles...................          --            --          --            --              --

                                                   CHARGES TO   CHARGED TO
                                    BALANCE AT     COSTS AND      OTHER      DEDUCTIONS/     BALANCE AT
DESCRIPTION                       APRIL 27, 1997    EXPENSES     ACCOUNTS    WRITE-OFFS    APRIL 25, 1998
-----------                       --------------   ----------   ----------   -----------   --------------
Allowance for doubtful
  accounts......................    $  351,000     $1,142,000    $209,000     $  76,000      $1,626,000
Accumulated amortization of
  intangibles...................            --        840,000          --            --         840,000

                                                   CHARGES TO   CHARGED TO
                                    BALANCE AT     COSTS AND      OTHER      DEDUCTIONS/      BALANCE AT
DESCRIPTION                       APRIL 26, 1998    EXPENSES     ACCOUNTS    WRITE-OFFS    DECEMBER 31, 1998
-----------                       --------------   ----------   ----------   -----------   -----------------
Allowance for doubtful
  accounts......................    $1,626,000     $  944,000          --     $ (40,000)      $2,610,000
Accumulated amortization of
  intangibles...................       840,000      2,389,000          --            --        3,229,000

                                  BALANCE AT   CHARGES TO   CHARGED TO
                                  JANUARY 1,   COSTS AND      OTHER      DEDUCTIONS/      BALANCE AT
DESCRIPTION                          1999       EXPENSES     ACCOUNTS    WRITE-OFFS    DECEMBER 31, 1999
-----------                       ----------   ----------   ----------   -----------   -----------------
Allowance for doubtful
  accounts......................  $2,610,000   $3,593,000          --     $ 524,000       $5,679,000
Accumulated amortization of
  intangibles...................  3,229,000     4,828,000          --            --        8,057,000