Form 10-K/A
period 1999-12-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-05-01
CIK 1055458

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

                    Common Stock, par value $.001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

    The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 24, 2000 was approximately $142,976,131. As of March 24, 2000, 22,588,421 shares of the registrant's common stock were outstanding.

    This amended Annual Report on Form 10-K/A contains the information required pursuant to Part III; clarifications to "Business--Voice and Data" and "Legal Proceedings"; and typographical corrections to the per share amounts for the first and second quarters of the year ended December 31, 1999 set forth in note 14 of the notes to consolidated financial statements.

    The information in the originally filed Form 10-K for the year ended December 31, 1999 is presented as of the original filing date, and has not been updated in this amended filing.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

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

    ANY OF THESE FORWARD-LOOKING STATEMENTS MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. THESE RISKS INCLUDE THE VARIABILITY OF OUR QUARTERLY OPERATING RESULTS, THE INHERENT DIFFICULTIES IN PROJECTING FINANCIAL RESULTS IN OUR INDUSTRY, AND OTHER RISKS IDENTIFIED BY US FROM TIME TO TIME IN OUR 10-Q, 8-K AND 10-K REPORTS, AND AMENDMENTS THERETO, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALSO NOTE THAT WE PROVIDE A CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT THE COMPANY. FINALLY, WE CALL YOUR ATTENTION TO THE FACT THAT WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

VOICE AND DATA

    Aztec's subsidiaries in the Northeast Telephony, New England, and West regions design, integrate, configure and maintain telecommunication and video conferencing systems and solutions. In the last quarter of 1999, we initiated discussions regarding the sale of the voice and data subsidiaries and may divest these subsidiaries in the near future, although there can be no assurance that such divestitures will occur on a timely basis, or at all. (See "Business--Strategic Initiatives.")

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

ITEM 3. LEGAL PROCEEDINGS

    On March 3, 1999, a lawsuit was filed against the Company, along with USOP and Jonathan Ledecky, a director of Aztec, by Philip Arturi, a former President of PNS, and Bruce Torello, a former PNS employee. Arturi and Torello claim a total of $2 million in damages in connection with the sale of their company to USOP in September, 1997. (PNS was one of the business units that was spun off from USOP as part of Aztec in June 1998 and was a wholly-owned subsidiary of USOP prior to the spin-off.) The plaintiffs claim that USOP failed to disclose certain material facts during USOP's acquisition of the business and that they were given assurances that they would be compensated for damages from the drop in the value of the USOP stock received in consideration for the sale of the Company. Some or all of the claims may be subject to indemnification by the Company and the other spin-off companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan. It is also possible that the Company could seek indemnity from USOP for these claims.

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

    Aztec entered into a Credit Facility with its bank lenders in July 1998, with amendments made to the underlying agreement on October 5, 1998 and September 30, 1999. As of December 31, 1999, Aztec was in noncompliance with certain financial covenants under the facility. On March 30, 2000, Aztec and its bank lenders further amended the facility to provide Aztec with a waiver of noncompliance for the fourth quarter of 1999. The amendment advances the maturity date of the facility from July 27, 2003 to April 30, 2001 and replaces the financial covenants with a minimum debt service coverage covenant and a capital expenditures covenant of no more than $4.0 million for 2000. The amendment requires the payment of overadvance fees in the event that after June 30, 2000 the outstanding balance of the Credit Facility exceeds a percentage of the Company's accounts receivable. The overadvance fees are payable by the Company at April 30, 2001 or in connection with the sale of its subsidiaries or securities. The fees are 3% of the overadvance amount, if any, as of July 30, 2000, plus 1.5% of the overadvance amount, if any, that exists as of the last day of each fiscal quarter thereafter. The amendment has provisions that Aztec commit to use commercially reasonable efforts to pursue an initial public offering of the stock of PCSI as well as to pursue additional financing of $20 million through the sale of equity or debt securities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE      POSITION
----                                   --------   --------
Clifford Mitman, Jr..................     61      Chairman of the Board of Directors
Ira Cohen............................     46      President and Chief Operating Officer
Ross J. Weintraub....................     49      Chief Financial Officer, Vice President of Finance and
                                                  Corporate Controller
Benjamin Tandowski...................     52      President of PCSI and former Chief Technology Officer of
                                                  Aztec, Director
James E. Claypoole...................     66      Director, former Chairman, Chief Executive Officer and
                                                  President of Aztec
Lawrence M. Howell...................     54      Director
Leon Kopyt...........................     55      Director
Jonathan J. Ledecky..................     42      Director

    CLIFFORD MITMAN, JR. has served as a director of Aztec since May 1998 and currently serves as Chairman of the Board of Directors of Aztec. Mr. Mitman has been President of Mitman Associates, a firm that provides executive compensation and organization planning consulting services to a wide range of companies since October 1991. Prior to October 1991, Mr. Mitman was a Vice President and Senior Consultant with the firms of Towers, Perrin and The Wyatt Company, both management consulting firms. Mr. Mitman graduated from Yale University and the Wharton School of Business.

    IRA COHEN has served as President of Aztec since September 1999 and as Chief Operating Officer of Aztec since June 1998. From 1996 to April 1998,
Mr. Cohen worked as an independent consultant, and from September 1996 to June 1997 as the Chief Operating Officer of DataTrend, Inc., a computer remanufacturing company. In 1993, Mr. Cohen was employed by CIC Systems as Chief Operating Officer of its Copley Division where he continued to work through 1996. Mr. Cohen founded Copley Management Associates, a technology management consulting company, in 1979. In 1984, Mr. Cohen merged Copley Management Associates with DataTrend to form Copley Systems, Inc., which he sold in 1993.

    ROSS J. WEINTRAUB has served as Chief Financial Officer since July 1999 and Vice President of Finance and Corporate Controller of Aztec since
February 1999. Prior to his employment with the Company, Mr. Weintraub held the positions of Vice President, Treasurer and Controller for Domain Solutions Corporation, a software corporation, where he began in 1994. From 1987 to 1994, Mr. Weintraub worked for BBN Corporation where he served in various senior financial positions for that company. Mr. Weintraub, a certified public accountant, began his career with KPMG Peat Marwick.

    BENJAMIN TANDOWSKI has served as a director of Aztec since May 1998. From 1985 to the present, Dr. Tandowski has served as President of PCSI, a provider of comprehensive enterprise solutions and a wholly-owned subsidiary of Aztec, which Dr. Tandowski founded in 1985. From January, 1999 to March, 2000,
Dr. Tandowski served as the Chief Technology Officer of Aztec prior to resigning to focus his efforts on PCSI. Previously, Dr. Tandowski was employed by Exxon Research and the Chemical and Plastics Division of Union Carbide, both diversified chemical companies where he managed the implementation of large databases and developed computing facilities for research. Dr. Tandowski holds a Ph.D. in mechanical engineering from the City University of New York, where he was a National Science Fellow.

    JAMES E. CLAYPOOLE  has served as a director of Aztec since May 1998.
Mr. Claypoole served as Chairman, Chief Executive Officer and President of Aztec from May 1998 until his retirement in September 1999.Mr. Claypoole served as the president of Bay State Computer Group, an enterprise design and implementation company, from 1984 to 1998.

    LAWRENCE M. HOWELL  has served as a director of Aztec since May 1998.
Mr. Howell has served in the position of Managing Partner of Howell Capital, an investment banking advisory firm, since January 1996. From January 1993 to January 1996, Mr. Howell was employed by Morgan Stanley & Co. Incorporated, an international investment banking firm, where he served most recently as Managing Director and as Advisory Director. Prior to that, from 1970 to 1993, he worked at the investment banking division of Goldman, Sachs & Co. Mr. Howell holds a Bachelor of Business Administration from the University of Texas and a Master of Business Administration from Southern Methodist University.

    JONATHAN J. LEDECKY  has served as a director of Aztec since May 1998.
Mr. Ledecky currently serves as Vice Chairman of Lincoln Holdings, which owns the Washington Capitals of the National Hockey League and a minority interest in the Washington Wizards of the National Basketball Association. Mr. Ledecky served as Chairman of the Board and Chief Executive Officer of U.S. Office Products from October 1994 to November 1997. He served as Chairman of the Board and Chief Executive Officer of Building One Services Corp. (f/k/a Consolidation Capital Corporation), an investment management company, from November 1997 to June 1999, before joining Lincoln Holdings in July 1999. Mr. Ledecky also serves as a director of School Specialty, Inc., UniCapital Corporation, a financial leasing company, and of Microstrategy Corporation, a decision support software company. He graduated from Harvard College and from Harvard Business School.

    LEON KOPYT has served as a director of Aztec since March 2000. Mr. Kopyt has held the positions of Chairman of the Board of Directors, President and Chief Executive Officer of RCM Technologies, Inc., a provider of business, technology and resource management solutions to information technology and professional engineering customers since 1991. Prior to his association with RCM Technologies, Inc. Mr. Kopyt was the United States President and CEO of a European-based industrial corporation which designed and manufactured a broad range of transportation and defense products.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely upon a review of reports submitted, and representations made to the Company, to the Company's knowledge, its directors and executive officers timely filed all required forms under Section 16(a) of the Securities Exchange Act except that Mr. Mitman, Mr. Claypoole and Dr. Tandowski each inadvertently filed one form late covering the receipt of options to purchase the Company's stock.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth information with respect to the compensation paid to the Named Executive Officers by Aztec for services rendered during the fiscal year ending December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL                         LONG TERM
                                                          COMPENSATION (1)               COMPENSATION AWARDS
                                                          ----------------               -------------------
                                                                            OTHER       SECURITIES UNDERLYING
        NAME AND PRINCIPAL                                                  ANNUAL              STOCK
             POSITION                  YEAR     SALARY ($)   BONUS ($)   COMPENSATION        OPTIONS (#)
        ------------------           --------   ----------   ---------   ------------   ---------------------
Ira Cohen..........................    1999      $200,000      None         None                220,00
  President and Chief Operating        1998      $138,462    $ 10,000       None                78,150
    Officer

Ross J. Weintraub(2)...............    1999      $139,700      None         None               202,000
  Chief Financial Officer

Benjamin Tandowski.................    1999      $300,385      None         None               100,000
  President of PCSI                    1998      $259,615    $ 50,000       None                75,000

James E. Claypoole.................    1999      $375,120    $187,500(3)    None                 5,000
  Former Chief Executive Officer       1998      $243,308    $ 60,000      $125,834            572,185
    and President

------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officers for the year reflected above.

(2) Mr. Weintraub began his employment with the Company on February 24, 1999.

(3) On September 30, 1999, the Company entered into an agreement with regard to the terms of Mr. Claypoole's retirement. The dollar amount listed in bonus was paid in connection with his retirement agreement.

STOCK OPTION GRANTS

    The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                                          -----------------------                            POTENTIAL REALIZABLE
                                                       PERCENT OF                                  VALUE AT
                                                         TOTAL                                  ASSUMED ANNUAL
                                          NUMBER OF     OPTIONS                                 RATES OF STOCK
                                            SHARES     GRANTED TO    OPTION                 PRICE APPRECIATION FOR
                                          UNDERLYING   EMPLOYEES    EXERCISE     OPTION         OPTION TERM(3)
                                           OPTIONS     IN FISCAL     PRICE     EXPIRATION   -----------------------
NAME                                      GRANTED(1)    YEAR(2)      ($/SH)       DATE          5%          10%
----                                      ----------   ----------   --------   ----------   ----------   ----------
Ira Cohen...............................   120,000        5.15%      $1.875      8/16/09     $141,501     $358,592
                                           100,000        4.30%        4.50     12/13/09      283,003      717,184
Ross Weintraub..........................     7,000           *         4.50      2/25/09       19,810       50,202
                                           120,000        5.15%       1.875      8/16/09      124,049      305,538
                                            75,000        3.22%        4.50     12/13/09      212,251      537,888
Benjamin Tandowski......................   100,000        4.30%        4.50     12/13/09      283,003      717,184
James E. Claypoole......................     5,000           *         4.00     12/09/09       12,578       31,875

------------------------

*   Less than 1%

(1) Represents options granted pursuant to the Company's 1998 Stock Incentive Plan.

(2) Calculated based on the total number of options, 2,328,000, granted during the year ended December 31, 1999.

(3) Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the term. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock, the optionholder's continued employment through the option period and the date on which the options are exercised.

FISCAL YEAR- END OPTION VALUE TABLE

    The following table summarizes certain information regarding the stock options exercised during 1999 and unexercised stock options held as of December 31, 1999 by each of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                          VALUE OF UNEXERCISED IN-THE-
                                                             NUMBER OF SECURITIES                     MONEY
                                                            UNDERLYING UNEXERCISED           OPTIONS AT FISCAL YEAR
                                                        OPTIONS AT FISCAL YEAR END (#)              END($)(1)
                       SHARES ACQUIRED      VALUE       -------------------------------   -----------------------------
NAME                     ON EXERCISE     REALIZED ($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                   ---------------   ------------   -------------   ---------------   ------------   --------------
Ira Cohen............  None                   0             19,536          278,614         $ 11,551        $362,856
Ross J. Weintraub....  None                   0               None          202,000              N/A        $327,626
Benjamin Tandoski....  None                   0             18,750          156,250         $ 32,803        $104,659
James E. Claypoole...  None                   0            577,185             None         $335,355             N/A

------------------------

(1) Value based upon the last sales price per share ($4.56) on the Company's Common Stock on December 31, 1999, as reported on the Nasdaq Small Cap Market, less the exercise price.

EMPLOYMENT CONTRACTS

    Aztec entered into an employment agreement with Mr. Cohen, effective as of June 1, 1999, for a one-year term as the Company's Chief Operating Officer. Pursuant to the agreement, Mr. Cohen is entitled to receive a base salary of $200,000, with the potential for a cash bonus of up to 50% of Mr. Cohen's annual base salary. Aztec may terminate Mr. Cohen with or without cause. Termination without cause entitles Mr. Cohen to a pro rata portion of the "Severance Bonus Amount" (based on (i) the number of days between the first day of the then current fiscal year and the date termination is effective; and (ii) his annual base salary) plus an amount equal to his annual base salary and the continuation of his health benefits for a period of one year. The "Severance Bonus Amount" for a fiscal year equals the average bonuses paid to Mr. Cohen for the fiscal years proceeding such fiscal year. In the event that his employment is terminated within 24 months following a change in control in the Company, Mr. Cohen is entitled to a lump sum payment in an amount equal to his annual base salary at the time of the termination plus the above-described Severance Bonus Amount. In addition to these severance payments, the Compensation Committee determined on November 9, 1999 that Mr. Cohen would receive a lump sum payment of $100,000 in cash, within 30 days after the consummation of the transaction(s), if certain of the Company's non-core subsidiaries are sold; and the Committee determined on October 13, 1999 that Mr. Cohen would receive a lump sum payment of $150,000 in cash, within 30 days after the consummation of the transaction, in the event that the Company is sold as a whole. Mr. Cohen would become entitled to these payments if he remains employed at the time the respective transaction is consummated and otherwise is in compliance with his employment agreement.

    In June 1998, Aztec entered into an employment agreement with Mr. Claypoole, as the Company's President and Chief Executive Officer. In September 1999, Mr. Claypoole retired from these positions with the Company. In connection with his retirement, Aztec entered into an agreement with Mr. Claypoole, dated September 30, 1999, wherein the Company agreed to fulfill its obligations under the June 1998 employment agreement. These obligations included the payment of a severance bonus of $187,500, the payment of his base salary through June 10, 2002, and the continuation of his benefits until the earlier of his reemployment or June 10, 2002. In addition, Mr. Claypoole's options in Aztec stock became fully exercisable on the date of his separation from the Company.

    Aztec entered into an employment agreement with Mr. Weintraub, effective June 1, 1999, for a one year term as the Company's Vice President of Finance, Corporate Controller and Interim Chief Financial Officer. Pursuant to the agreement, Mr. Weintraub is entitled to receive a base salary of $160,000 per year, with the potential for a cash bonus of up to 25% of his annual base salary. Aztec may terminate Mr. Weintraub with or without cause. Termination without cause entitles Mr. Weintraub to a pro rata portion of the "Severance Bonus Amount" (based on (i) the number of days between the first day of the then current fiscal year and the date termination is effective; and (ii) his annual base salary) plus an amount equal to his annual base salary and the continuation of his health benefits for a period of one year. The "Severance Bonus Amount" for a fiscal year equals the average bonuses paid to Mr. Weintraub for the fiscal years proceeding such fiscal year. In the event that his employment is terminated within 24 months following a change in control in the Company, Mr. Weintraub is entitled to a lump sum payment in an amount equal to his annual base salary at the time of the termination plus the above-described Severance Bonus Amount. In addition to these severance payments, the Compensation Committee determined on November 9, 1999 that Mr. Weintraub would receive a lump sum payment of $100,000 in cash, within 30 days after the consummation of the transaction(s), if certain of the Company's non-core subsidiaries are sold; and the Committee determined on October 13, 1999 that Mr. Weintraub would receive a lump sum payment of $150,000 in cash, within 30 days after the consummation of the transaction, in the event that the Company is sold as a whole. Mr. Weintraub would become entitled to these payments if he remains employed at the time the respective transaction is consummated and otherwise is in compliance with his employment agreement.

    Aztec entered into an employment agreement with Mr. Ledecky, effective as of June 10, 1998. Under the employment agreement, Mr. Ledecky reports to the Board of Directors and senior management of Aztec. In such capacity, Mr. Ledecky provides acquisition negotiation services and strategic business advice. Aztec can require Mr. Ledecky's performance of such services, consistent with his other contractual obligations to other companies. Under the employment agreement Mr. Ledecky's base annual salary was set at $48,000 and he was granted a stock option to purchase 1,660,500 shares of Aztec Common Stock at an exercise price of $9.875. On December 14, 1998, Mr. Ledecky, as part of the Company's option exchange program, exchanged the options granted to him under his employment agreement. Mr. Ledecky exchanged his option to purchase 1,660,500 shares of Aztec Common Stock for an option to purchase 865,121 shares of Aztec Common Stock at an exercise price per share of $3.96875. Mr. Ledecky's options are fully vested. Mr. Ledecky also entered into an agreement with U.S. Office Products, effective June 10, 1998, which governs his continuing obligations to U.S. Office Products and portions of which were incorporated in his employment agreement with Aztec (the "Services Agreement"). Specifically, under his employment agreement, Aztec may terminate Mr. Ledecky's employment only for "cause" as "cause" is defined in the Services Agreement. In addition, under Mr. Ledecky's employment agreement with Aztec, he is subject to the noncompetition and nonsolicitation provisions of the Services Agreement.

    PCSI, a wholly owned subsidiary of Aztec, entered into an employment agreement with Benjamin Tandowski, effective April 26, 1997, and amended April 26, 2000. Pursuant to the agreement, Dr. Tandowski serves as president of PCSI at a base annual salary of $300,385. PCSI may terminate Dr. Tandowski with or without cause. Termination without cause entitles Dr. Tandowski to the base salary in effect at the date of termination for the longer of (i) three months from the date of termination, or (ii) whatever time period remains under the term of his employment agreement. In addition, under Dr. Tandowski's employment agreement with PCSI, he is subject to the noncompetition and confidentiality provisions of that agreement. The April 2000 amendment extended the term of the agreement for 30 days after April 26, 2000 to put a new Agreement in place.

                      REPORT OF THE COMPENSATION COMMITTEE
                           ON EXECUTIVE COMPENSATION

    OVERVIEW AND PHILOSOPHY

    The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for establishing the compensation of, and the compensation policies with respect to, the Company's executive officers, and administering the Company's stock benefit plans. The Committee currently consists of Messrs. Mitman and Claypoole.

    The objectives of the Company's executive compensation program are to:

    - Attract and retain key executives critical to the long-term success of the Company;

    - Align the interests of the executive officers with the interests of stockholders and the success of the Company; and

    - Recognize and reward individual performance and responsibility.

    The Company's compensation polices are significantly influenced by the fact that the Company operates in the area of information technology, one of the fastest growing business sectors and one in which the competition for qualified employees is the most intense. Compensation in the information technology industry is heavily weighted in favor of stock options.

    COMPENSATION PROGRAM

    GENERAL. The Company's executive compensation program consists of base salary, short-term incentive compensation in the form of cash bonuses, as provided by the Company's Executive Bonus Program, and long-term incentive compensation in the form of stock options, as provided by the Company's 1998 Stock Incentive Plan. Executive officers also participate in benefit programs that are generally available to the Company's employees, including medical benefits, the 401(k) Plan and the 1998 Employee Stock Purchase Plan.

    COMPENSATION POLICIES FOR EXECUTIVE OFFICERS

    For 1999, compensation for the executive officers was set within the range of compensation for executives with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, based on the determination of management and approved by the Committee. In addition, base compensation for each executive officer was determined on a case by case basis in view of each individual's contribution to the Company as a whole, including the ability to motivate others, develop the necessary skills to grow as the Company matures, recognize and pursue new business opportunities and initiate programs to enhance the Company's growth and success.

SHORT TERM EXECUTIVE COMPENSATION--EXECUTIVE BONUS PLAN.

    An executive cash bonus plan (the "Plan") was established in February 1999. Prior to that date, the Company had no formal bonus program. Under the terms of the Plan, executive officers could receive payments in addition to their base salaries. The amount of the bonuses depend on two factors: the degree to which the Company achieves its fiscal budget for the year and the extent to which the executive discharges assignments and achieves individual goals assigned to that executive during the year. No bonuses are paid if the pre-tax income from the current fiscal year is less than the level from the prior year. During 1999, the Company did not award a bonus to any executive officer, except the bonus awarded to Mr. Claypoole pursuant to his retirement agreement with the Company.

    LONG TERM INCENTIVE COMPENSATION--1998 STOCK INCENTIVE PLAN

    Long-term incentives for executive officers are provided through stock options. The objectives of the program are to align executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return, and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock. Stock options are granted at an option price equal to the fair market value of the Company's Common Stock on the date of grant and will only have value if the Company's stock price increases. In selecting executives eligible to receive option grants and determining the amount and frequency of such grants, the Company evaluates a variety of factors, including (i) the job level of the executive, (ii) option grants awarded by competitors to executives at a comparable job level and (iii) past, current and prospective service to the Company rendered, or to be rendered, by the executive. During 1999, the Company granted options to purchase an aggregate of 522,000 shares of Common Stock to executive officers of the Company: 220,000 options to Mr. Cohen, 100,000 options to Dr. Tandowski, and 202,000 options to Mr. Weintraub.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

    Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income tax deduction to public companies for certain compensation in excess of $1 million paid to a corporation's chief executive officer or any of its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Currently, options granted under the 1998 Stock Incentive Plan with an exercise price equal to the fair market value of the Common Stock as of the date of grant qualify as performance based compensation. Such options are qualified as performance based because the 1998 Stock Incentive Plan is subject to a transition rule under Section 162(m) which expires at the next annual meeting of the stockholders. The transition rule will expire immediately upon the Annual Meeting. The Committee intends to review the potential effects of Section 162(m) periodically and in the future may decide to amend the 1998 Stock Incentive Plan and structure additional portions of the Company's compensation program in a manner designed to permit deductibility for federal income tax purposes, except in those limited cases where the stockholder value is maximized by an alternative approach.

                                          Compensation Committee
                                          James E. Claypoole, Chairman
                                          Clifford Mitman, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Company's Compensation Committee are Messrs. Claypoole and Mitman. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

COMPARATIVE STOCK PERFORMANCE

    The following graph compares the cumulative total stockholder return on the Common Stock of the Company from June 11, 1998 through December 31, 1999, with the cumulative total return on (i) the Russell 3000 Index and (ii) a Line-of Business Index consisting of companies in Aztec's Standard Industrial Classification (SIC) code number 7373-Computer Integrated System Design. The comparison assumes the investment of $100 on June 11, 1998 in the Company's Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                 6/11/98  6/30/98  9/30/98  12/31/98  3/31/99  6/30/99  9/30/99  12/31/99
AZTEC TECHNOLOGY PARTNERS, INC.      100    77.27    54.48     36.76    16.81    19.04    17.42     46.18
SIC CODE INDEX                       100   115.92   111.39    187.69   263.77   251.09   256.11    412.13
RUSSELL 3000 INDEX                   100   103.38    91.82    111.21    114.6   123.06   114.58    132.74

DOLLARS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of January 31, 2000 with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the directors and nominees for director of the Company, (iii) the Company's President, the next two most highly compensated executive officers of Aztec who earned in excess of $100,000, plus one person who would have been included among the most highly compensated executive officers if he were serving as such on December 31, 1999 (the "Named Executive Officers"), and (iv) all executive officers, directors and nominees for director of the Company as a group. Unless otherwise indicated, the business address of each of the following is 50 Braintree Hill Office Park, Braintree, Massachusetts 02184:

                                                                AMOUNT AND NATURE OF BENEFICIAL
                                                                         OWNERSHIP (1)
                                                              -----------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                          NUMBER OF SHARES   PERCENT OF CLASS
------------------------------------                          ----------------   ----------------
5% STOCKHOLDERS:
  Wanger Asset Management, L.P.(2)..........................     3,470,000             15.3%
    227 West Monroe Street, Suite 3000
    Chicago, IL 60606
  Jonathan J. Ledecky(3)....................................     1,277,906              5.5%

OTHER DIRECTORS:
  Clifford Mitman, Jr.(4)...................................       180,000                *
  James E. Claypoole(5).....................................       778,602              3.4%
  Lawrence M. Howell(6).....................................       120,200                *
  Leon Kopyt(7).............................................             0               --
  Benjamin Tandowski(8).....................................        30,152                *

OTHER NAMED EXECUTIVE OFFICERS:
  Ira Cohen(9)..............................................        26,876                *
  Ross J. Weintraub(10).....................................         1,750                *
All executive officers, directors and nominees for director      2,415,486              9.9%
  as a group (eight persons)(11)............................

------------------------

*   Less than 1%.

(1) The number of shares beneficially owned by each stockholder, director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 2000 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity listed above has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2000, by Wanger Asset Management, L.P. ("Wanger Asset"). Wanger Asset is a registered investment advisor. The number of shares beneficially owned by this entity includes those purchased on behalf of discretionary clients of Wanger Asset. Wanger Asset reported that it has shared power to vote or direct the vote of its 3,470,000 shares.

(3) Includes 865,121 shares subject to options exercisable within 60 days after January 31, 2000.

(4) Consists of 180,000 shares subject to options exercisable within 60 days after January 31, 2000.

(5) Mr. Claypoole retired as an officer of the Company in September 1999. Includes 577,185 shares subject to options exercisable within 60 days after January 31, 2000.

(6) Includes 80,000 shares subject to options exercisable within 60 days after January 31, 2000.

(7) Mr. Kopyt was elected a director of the Company on March 2, 2000. The Company granted Mr. Kopyt, pursuant to the 1998 Non-Employee Director Stock Option Plan, an option to purchase 15,000 shares at an exercise price of $8.75 per share, the fair market value on said date. Said option is not included in the Beneficial Ownership table, above.

(8) Dr. Tandowski serves as the President of Professional Computer
    Solutions, Inc. ("PCSI"), a wholly-owned subsidiary of the Company. Includes 18,750 shares subject to options exercisable within 60 days after January 31, 2000.

(9) Includes 22,792 shares subject to options exercisable within 60 days after January 31, 2000.

(10) Consists of 1,750 shares subject to options exercisable within 60 days of January 31, 2000.

(11) Consists of 1,745,598 shares subject to options exercisable within 60 days after January 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    CERTAIN TRANSACTIONS

    PCSI, a wholly owned subsidiary of Aztec, entered into an agreement with Howell Capital, in connection with consulting services to be provided by Howell Capital in the planning and execution of the public sale of equity or debt securities of PCSI through an initial public offering ("IPO"). The agreement provides that Howell Capital is entitled to payment of a maximum of $133,000 dollars should PCSI terminate the agreement within 120 days of January 6, 2000, and Howell Capital is entitled to receive a fee in the form of an option to purchase a number of shares of PCSI's common stock which would be calculated to the equivalent of 1/2 of 1% of PCSI's total enterprise value at the time of an IPO. Mr. Howell is the Managing Partner of Howell Capital and is a member of the Board of Directors of Aztec.

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

    (b) Reports on Form 8-K

        None

    (c) Exhibits

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
 3.1                    Amended and Restated Certificate of Incorporation
                        (Incorporated herein by reference to the Company's
                        Form 10-K filed on July 24, 1998)
 3.2                    Amended and Restated By-laws (Incorporated herein by
                        reference to the Company's Form 10-K/A filed on October 8,
                        1998)
 3.3                    Amendment to the Amended and Restated By-laws
 4.1                    Form of certificate representing shares of Common Stock
                        (Incorporated herein by reference to the Company's
                        Registration Statement on Form S-1 (File No. 333-46533)
                        filed on June 10, 1998)
 4.2                    Registration Rights Agreement dated April 21, 2000 by and
                        among the Company and the Banks named therein.
 4.3                    Form of Warrant (Incorporated herein by reference to the
                        Company's Form S-3 filed on May 1, 2000)
10.1                    Agreement and Plan of Distribution dated June 9, 1998, among
                        U.S. Office Products, Workflow Management, Inc., Aztec
                        Technology Partners, Inc., Navigant International, Inc., and
                        School Specialty, Inc. (Incorporated herein by reference to the Company's Form 10-K filed on July 24, 1998)
10.2                    Tax Allocation Agreement dated June 9, 1998, among U.S.
                        Office Products, Workflow Management, Inc., Aztec Technology
                        Partners, Inc., Navigant International, Inc., and School
                        Specialty, Inc. (Incorporated herein by reference to the
                        Company's Form 10-K filed on July 24, 1998)
10.3                    Tax Indemnification Agreement dated June 9, 1998, among U.S.
                        Office Products, Workflow Management, Inc., Aztec Technology
                        Partners, Inc., Navigant International, Inc., and School
                        Specialty, Inc. (Incorporated herein by reference to the
                        Company's Form 10-K filed on July 24, 1998)
10.4                    Employee Benefits Services and Liabilities Agreement dated
                        June 9, 1998 among U.S. Office Products, Workflow
                        Management, Inc., Aztec Technology Partners, Inc., Navigant
                        International, Inc., and School Specialty, Inc.
                        (Incorporated herein by reference to the Company's Form 10-K filed on June 24, 1998)
10.5*                   1998 Stock Incentive Plan (Incorporated herein by reference to the Company's Form 10-K filed on July 24, 1998)

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
10.6*                   Services Agreement between Jonathan Ledecky and Aztec
                        Technology Partners, Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File
                        No. 333-46533) filed on June 10, 1998)
10.7*                   Employment Agreement between Aztec and Jonathan Ledecky
10.8*                   Employment Agreement between Aztec and Ross Weintraub
                        (Incorporated herein by reference to the Company's Form 10-K filed on March 30, 2000)
10.9*                   Employment Agreement between Aztec and Ira Cohen
                        (Incorporated herein by reference to the Company's Form 10-K filed on March 30, 2000)
10.10*                  Employment Agreement between PCSI and Benjamin Tandowski
                        (Incorporated herein by reference to the Company's
                        Form 10-Q filed on August 16, 1999)
10.11*                  1998 Non-Employee Director Stock Option Plan (Incorporated
                        herein by reference to the Company's Form 10-K filed on July
                        24, 1998)
10.12                   Revolving Credit Agreement By and Among the Company and
                        BankBoston, N.A. as agent, dated as of July 27, 1998
                        (Incorporated herein by reference to the Company's Form 10-Q filed on November 16, 1998)
10.13                   Amendment to the Revolving Credit Agreement By and Among the
                        Company and BankBoston, N.A. as agent, dated as of
                        September 30, 1999 (Incorporated herein by reference to the
                        Company's Form 10-Q filed on November 15, 1999)
10.14                   Amendment to the Revolving Credit Agreement By and Among the
                        Company and Fleet National Bank, N.A. as agent, dated
                        March 30, 2000
10.15*                  Retirement Agreement with James Claypoole, dated
                        September 30, 1999 (Incorporated herein by reference to the
                        Company's Form 10-K filed on March 30, 2000)
10.16                   Consulting Agreement between PCSI and Howell Capital, dated
                        January 6, 2000 (Incorporated herein by reference to the
                        Company's Form 10-K filed on March 30, 2000)
10.17*                  Amendment to Employment Agreement between PCSI and Benjamin
                        Tandowski
21                      Subsidiaries of the Company (Incorporated herein by
                        reference to the Company's Form 10-K filed on March 30,
                        2000)
23                      Consent of PricewaterhouseCoopers LLP
27                      Financial Data Schedule (Incorporated herein by reference to the Company's Form 10-K filed on March 30, 2000)

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2000.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ CLIFFORD MITMAN, JR.                 Chairman of the Board of
     -------------------------------------------         Directors                     April 26, 2000
                Clifford Mitman, Jr.

                                                       Vice President Finance and
                /s/ ROSS J. WEINTRAUB                    Chief Financial Officer
     -------------------------------------------         (Principal Financial Officer  April 26, 2000
                  Ross J. Weintraub                      and Principal Accounting
                                                         Officer)

               /s/ JAMES E. CLAYPOOLE                  Director
     -------------------------------------------                                       April 27, 2000
                 James E. Claypoole

               /s/ LAWRENCE M. HOWELL                  Director
     -------------------------------------------                                       April 26, 2000
                 Lawrence M. Howell

                   /s/ LEON KOPYT                      Director
     -------------------------------------------                                       April 26, 2000
                     Leon Kopyt

               /s/ JONATHAN J. LEDECKY                 Director
     -------------------------------------------                                        May 1, 2000
                 Jonathan J. Ledecky

               /s/ BENJAMIN TANDOWSKI                  Director
     -------------------------------------------                                       April 25, 2000
                 Benjamin Tandowski

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

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

    The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Ultimately realization of deferred tax assets

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--INCOME TAXES (CONTINUED)
is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carryforwards are available and temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and other matters in making this assessment. As a result of its evaluation of these factors at December 31, 1999, the Company recorded a valuation reserve of $2,441 related to state net operating loss carryforwards and deferred state tax assets for certain subsidiaries for which it is not more likely than not the asset will be realized.

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

NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On March 3, 1999, a lawsuit was filed against the Company, along with USOP and Jonathan Ledecky, a director of Aztec, by Philip Arturi, former President of Professional Network Services, Inc. ("PNS"), and Bruce Torello, a former PNS employee. Arturi and Torello claim a total of $2 million in damages in connection with the sale of their company to USOP in September, 1997. PNS was one of the business units that was spun off from USOP as part of Aztec in June 1998 and was a wholly-owned subsidiary of USOP prior to the spin-off. The plaintiffs claim that USOP failed to disclose certain material facts during USOP's acquisition of the business and that they were given assurances that they would be compensated for damages from the drop in the value of the USOP stock received in consideration for the sale of the Company. Some or all of the claims may be subject to indemnification by the Company and the other spin-off companies under the terms of the distribution agreement that was executed in connection with

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
USOP's strategic restructuring plan. It is also possible that the Company could seek indemnity from USOP for these claims.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 11--EMPLOYEE BENEFIT PLANS (CONTINUED)
Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service.

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

CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

    During the fiscal year ended April 25, 1998, U.S. Office Products contributed $15,298 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $5,000 of debt upon the Distribution. This contribution to capital was reduced by $4.3 million to $11.0 million in the thirty-five week period ended December 31,

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
1998, due to cash paid to U.S. Office Products after April 25, 1998, as part of U.S. Office Products' centralized cash management process.

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

NON-EMPLOYEE DIRECTOR OPTION PLAN

    During 1998, the Company's Board of Directors approved a stock option plan for the non-employee directors of the Company (the "Non-Employee Director Option Plan"). Under the Non-Employee Director Option Plan, in consideration of their first election to the Board of Directors, an eligible director receives an option to purchase 25,000 shares of common stock and receives options to purchase an additional 10,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as a Director immediately following such Annual Meeting. In addition, in consideration of their first appointment as chairperson of a Committee of the Board of Directors, an eligible director receives an option to purchase 5,000 shares of common stock and receives

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) options to purchase an additional 5,000 shares of common stock on the date of each subsequent Annual Meeting of Stockholders of the Company, provided that they are serving as chairperson of said Committee of the Board of Directors immediately following such Annual Meeting. Options to purchase 155,000 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock are reserved for issuance in accordance with the terms of the Non-Employee Director Option Plan.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of options granted (which is amortized, in the table above, to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

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

    The activity related to the Company's strategic restructuring liabilities is below:

                                                               THE YEAR ENDED DECEMBER 31, 1999
                                                ---------------------------------------------------------------
                                                  BALANCE                                            BALANCE
                                                DECEMBER 31,                                       DECEMBER 31,
                                                    1998       EXPENSE    UTILIZATION   REVERSAL       1999
                                                ------------   --------   -----------   --------   ------------
Work-force related............................    $            $ 2,695      $ 1,471     $            $  1,224
Depreciable assets............................                     190          190
Facilities....................................                     763           82                       681
Other.........................................                     340           70                       270
Work-force related--Northeast Region..........      1,596                     1,141         345           110
                                                  -------      -------      -------     -------      --------
                                                  $ 1,596      $ 3,988      $ 2,954     $   345      $  2,285
                                                  =======      =======      =======     =======      ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--STRATEGIC RESTRUCTURING COSTS (CONTINUED)

                                                             THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998
                                                    ------------------------------------------------------------
                                                     BALANCE                                          BALANCE
                                                    APRIL 25,                                       DECEMBER 31,
                                                      1998      EXPENSE    UTILIZATION   REVERSAL       1998
                                                    ---------   --------   -----------   --------   ------------
Work-force related--Northeast region..............   $          $ 1,806      $   210     $            $  1,596
U.S. Office Products tender offer.................                1,774        1,774
U.S. Office Products strategic restructuring
  plan............................................     1,000                   1,000
Withdrawn IPO.....................................       750        750        1,500
                                                     -------    -------      -------     -------      --------
                                                     $ 1,750    $ 4,330      $ 4,484     $            $  1,596
                                                     =======    =======      =======     =======      ========

                                                                            FISCAL 1998
                                                    -----------------------------------------------------------
                                                     BALANCE                                          BALANCE
                                                    APRIL 26,                                        APRIL 25,
                                                      1997      EXPENSE    UTILIZATION   REVERSAL      1998
                                                    ---------   --------   -----------   --------   -----------
U.S. Office Products strategic restructuring
  plan............................................   $          $ 1,000      $           $           $  1,000
Withdrawn IPO.....................................                  750                                   750
                                                     -------    -------      -------     -------     --------
                                                     $          $ 1,750      $           $           $  1,750
                                                     =======    =======      =======     =======     ========

NOTE 14--QUARTERLY FINANCIAL DATA (UNADUITED)

   The following presents certain unaudited quarterly financial data for the year ended December 31, 1999, thirty-five weeks ended December 31, 1998, and fiscal years 1998 and 1997:

                                                              YEAR ENDED DECEMBER 31, 1999
                                               ----------------------------------------------------------
                                                 FIRST        SECOND       THIRD       FOURTH     TOTAL
                                               ----------   ----------   ----------   --------   --------
                                               (RESTATED)   (RESTATED)   (RESTATED)
Revenues.....................................    $85,919      $94,766      $95,231    $85,712    $361,628
Gross profit.................................     18,519       21,555       20,227     17,850      78,151
Operating income (loss)......................      1,737        2,275      (46,500)   (28,680)    (71,168)
Net income (loss)............................        111          317      (33,087)   (41,141)    (73,800)

Per share amounts:
  Basic......................................    $  0.01      $  0.01      $ (1.49)   $ (1.85)   $  (3.34)
  Diluted....................................    $  0.01      $  0.01      $ (1.49)   $ (1.85)   $  (3.34)

                                                    THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998
                                             --------------------------------------------------------
                                             9 WEEKS ENDED   QUARTER ENDED   QUARTER ENDED
                                                JUNE 30      SEPTEMBER 30     DECEMBER 31     TOTAL
                                             -------------   -------------   -------------   --------
Revenues...................................     $50,708         $78,102         $100,546     $229,356
Gross profit...............................      12,367          19,405           22,805       54,577
Operating income...........................         411           5,860            3,702        9,973
Net income.................................         209           2,957              991        4,157

Per share amounts:
  Basic....................................     $  0.01         $  0.13         $   0.05     $   0.18
  Diluted..................................     $  0.01         $  0.13         $   0.05     $   0.18

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

    The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 3. The Company evaluates the performance of its segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--SEGMENT DATA (CONTINUED)
as other non-recurring restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

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