Form 10-Q/A
period 2000-03-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-05-04
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-Q/A
                                Amendment No. 1

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24417
                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                            ------------------------

    22,016,405 shares of the registrant's common shares, par value $0.001, were outstanding as of May 12, 1999.

                                EXPLANATORY NOTE

    On March 30, 2000, the registrant announced that it had restated its consolidated financial statements for the first three quarters of the year ended December 31, 1999 to properly reflect revenue recognition related to an unsigned contract. This amended Quarterly Report on Form 10-Q/A contains restated financial information and disclosures for the three months ended March 31, 1999 (See Note 4 to the condensed consolidated financial statements).

    Unless otherwise stated, information in the originally filed Form 10-Q for the three months ended March 31, 1999 is presented as of the original filing date, and has not been updated in this amended filing. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.
                                  FORM 10-Q/A
                               TABLE OF CONTENTS
                                 MARCH 31, 1999

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets.......................      3

Condensed Consolidated Statements of Operations.............      4

Condensed Consolidated Statements of Cash Flows.............      5

Notes to Condensed Consolidated Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      9

Year 2000 Readiness Disclosure Statements...................     11

Factors That May Affect Future Results......................     13

Item 3. Quantitative and Qualitative Disclosure About Market
        Risks...............................................     19

PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     20

Item 6. Exhibits and Reports on Form 8-K

       A. Exhibits..........................................     20

       B. Reports on Form 8-K...............................     20

Signatures..................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (RESTATED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $  6,391      $  8,763
  Accounts receivable, net..................................      64,947        74,138
  Inventories...............................................      12,803        11,323
  Unbilled percentage of completion revenues................       5,479         5,922
  Other receivable..........................................           -        10,550
  Prepaid expenses and other current assets.................      10,264        10,232
                                                                --------      --------
      Total current assets..................................      99,884       120,928

  Property and equipment, net...............................       8,737         7,603
  Intangibles, net..........................................     129,358       129,792
  Other assets..............................................       2,165         2,196
                                                                --------      --------
      Total assets..........................................    $240,144      $260,519
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $    169      $    216
  Accounts payable..........................................      37,263        43,937
  Accrued compensation......................................       6,215         5,791
  Deferred revenue..........................................       5,018         4,732
  Other accrued liabilities.................................       5,501         7,821
                                                                --------      --------
      Total current liabilities.............................      54,166        62,497

Long-term debt..............................................      77,527        90,218
Deferred income taxes.......................................         398           141
Other long-term liabilities.................................         976           697
                                                                --------      --------
      Total liabilities.....................................     133,067       153,553
                                                                --------      --------

Stockholders' equity:
  Common stock - $.001 par value, 150,000,000 shares
    authorized,
    22,016,405 issued and outstanding.......................          22            22
  Additional paid-in capital................................      93,584        93,584
  Retained earnings.........................................      13,471        13,360
                                                                --------      --------
      Total stockholders' equity............................     107,077       106,966
                                                                --------      --------
      Total liabilities and stockholders' equity............    $240,144      $260,519
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                 THIRTEEN WEEKS FROM
                                                            THREE MONTHS ENDED   JANUARY 25, 1998 TO
                                                              MARCH 31, 1999       APRIL 25, 1998
                                                            ------------------   -------------------
                                                                (RESTATED)
Revenues:
  Products................................................       $47,495               $32,657
  Services................................................        38,424                33,172
                                                                 -------               -------
    Total revenues........................................        85,919                65,829
                                                                 -------               -------

Gross profit:
  Products................................................         4,303                 3,996
  Services................................................        14,216                11,411
                                                                 -------               -------
    Total gross profit....................................        18,519                15,407

Selling, general and administrative expenses..............        15,522                12,234
Amortization of intangibles...............................         1,260                   426
Strategic restructuring costs.............................             -                 1,750
                                                                 -------               -------
    Operating income......................................         1,737                   997

Interest and other expense (income).......................         1,529                  (136)
                                                                 -------               -------
Income before provision for income taxes..................           208                 1,133
Provision for income taxes................................            97                 1,231
                                                                 -------               -------
Net income (loss).........................................       $   111               $   (98)
                                                                 =======               =======
Weighted-average shares outstanding:
  Basic...................................................        22,017                26,770
  Diluted.................................................        22,361                26,770
Per share amounts:
  Basic...................................................       $  0.01               $  0.00
                                                                 =======               =======
  Diluted.................................................       $  0.01               $  0.00
                                                                 =======               =======

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                 THIRTEEN WEEKS FROM
                                                            THREE MONTHS ENDED   JANUARY 25, 1998 TO
                                                              MARCH 31, 1999       APRIL 25, 1998
                                                            ------------------   -------------------
Cash flows from operating activities:
  Net income (loss).......................................       $    111              $    (98)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization expense...............          1,736                   852
      Deferred income taxes...............................            257                   123
      Changes in current assets and liabilities...........         10,388                   475
                                                                 --------              --------
        Net cash provided by operating activities.........         12,492                 1,352
                                                                 --------              --------

Cash flows from investing activities:
  Cash paid in acquisitions...............................           (826)                 (363)
  Additions to property and equipment, net of disposals...         (1,632)               (1,309)
  Other...................................................            332                    --
                                                                 --------              --------
        Net cash used in investing activities.............         (2,126)               (1,672)
                                                                 --------              --------

Cash flows from financing activities:
  Payments of long-term debt..............................        (12,738)                  (77)
  Payments to U.S. Office Products........................                              (13,042)
  Capital contribution by U.S. Office Products............                               15,298
                                                                 --------              --------
        Net cash (used in) provided by financing
          activities......................................        (12,738)                2,179
                                                                 --------              --------

Net (decrease) increase in cash and cash equivalents......         (2,372)                1,859
Cash and cash equivalents at beginning of period..........          8,763                   117
                                                                 --------              --------
Cash and cash equivalents at end of period................       $  6,391              $  1,976
                                                                 ========              ========

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

    The Company was a wholly owned subsidiary of U.S. Office Products, Inc. ("USOP") prior to the Company's spin-off from USOP on June 9, 1998. The spin-off was effected through the distribution of shares of the Company to USOP shareholders. The spin-off of Aztec as an independent publicly owned company was part of USOP's comprehensive restructuring plan.

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

3. CHANGE IN FISCAL YEAR

    On June 30, 1998, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Saturday in April, to December 31. The condensed consolidated financial statements are presented for the three months ended March 31, 1999 and the thirteen weeks from January 25, 1998 to April 25, 1998. The Company did not recast the data for the three months ended March 31, 1998 because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only. Consequently, to recast this period would have been impractical and would have required significant judgmental estimates. Therefore, the results for the three months ended March 31, 1999 are not directly comparable to those of the thirteen weeks ended April 25,

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

3. CHANGE IN FISCAL YEAR (CONTINUED)
1998. The Company has filed a Transition Report on Form 10-K covering the period April 26, 1998 to December 31, 1998.

4. RESTATEMENT OF EARNINGS

    During the quarter ended December 31, 1999, the Company concluded that the first three quarters of the year ended December 31, 1999 would be restated to properly reflect revenue recognition related to an unsigned contract. The effect of the restatement is to reduce revenues in the first, second and third quarters of 1999 by $0.1 million, $0.6 million and $1.2 million, respectively. The effect of the restatement as of and for the three months ended March 31, 1999 is as follows:

                                                           PREVIOUSLY
                                                            REPORTED    RESTATED
                                                           ----------   --------
AS OF MARCH 31, 1999:
Deferred revenue.........................................    $ 4,961    $ 5,018
Other accrued liabilities................................      5,524      5,501
                                                             -------    -------

THREE MONTHS ENDED MARCH 31, 1999:
Total revenues...........................................     85,976     85,919
                                                             -------    -------
Total gross profit.......................................     18,575     18,519
                                                             -------    -------
Net income...............................................        145        111
Net income per share
  Basic..................................................    $  0.01    $  0.01
  Diluted................................................    $  0.01    $  0.01

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

5. SEGMENT DATA (CONTINUED)
    Summary information by segment for the three months ended March 31, 1999 and the thirteen weeks ended April 25, 1998 is as follows:

                                                              NORTHEAST
                                    NEW ENGLAND   TRI-STATE   TELEPHONY     WEST      OTHER      TOTAL
                                    -----------   ---------   ---------   --------   --------   --------
THREE MONTHS ENDED MARCH 31, 1999(1)
Revenue:
  Products........................    $24,595      $10,369     $ 1,790    $    --    $10,741    $ 47,495
  Services........................      7,823        8,974       7,720      7,228      6,679      38,424
                                      -------      -------     -------    -------    -------    --------
    Total.........................    $32,418      $19,343     $ 9,510    $ 7,228    $17,420    $ 85,919
Gross margin......................    $ 4,932      $ 4,551     $ 3,779    $ 1,446    $ 3,811    $ 18,519
Operating income..................    $ 1,078      $   871     $ 1,338    $   100    $ 1,712    $  5,099
Depreciation......................    $   124      $   125     $    60    $    98    $    54    $    461
Assets............................    $38,765      $22,438     $14,922    $ 9,011    $15,951    $101,087
                                      =======      =======     =======    =======    =======    ========

THIRTEEN WEEKS ENDED APRIL 25,
  1998
Revenue:
  Products........................    $21,670      $ 5,646     $ 2,110    $    --    $ 3,231    $ 32,657
  Services........................      4,919        7,379       7,416     11,689      1,769      33,172
                                      -------      -------     -------    -------    -------    --------
    Total.........................    $26,589      $13,025     $ 9,526    $11,689    $ 5,000    $ 65,829
Gross margin......................    $ 4,906      $ 3,410     $ 3,598    $ 2,388    $ 1,105    $ 15,407
Operating income..................    $ 1,228      $   767     $   528    $   993    $   218    $  3,734
Depreciation......................    $   109      $   117     $    59    $    35    $    29    $    349
Assets............................    $31,508      $16,773     $12,074    $12,502    $ 4,451    $ 77,308
                                      =======      =======     =======    =======    =======    ========

    A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three months ended March 31, 1999 and as of and for the thirteen week period ended April 25, 1998 is as follows:

                                                                                  THREE WEEKS FROM
                                                            THREE MONTHS ENDED   JANUARY 25, 1998 TO
                                                            MARCH 31, 1999(1)      APRIL 25, 1998
                                                            ------------------   -------------------
Segment operating income..................................       $  5,099             $  3,734
Corporate expenses........................................          2,102                  561
Amortization of intangibles...............................          1,260                  426
Strategic restructuring costs.............................             --                1,750
                                                                 --------             --------
Total operating income....................................       $  1,737             $    997
                                                                 ========             ========
Segment assets............................................       $101,087             $ 77,308
Corporate assets..........................................          9,699                  309
Intangible assets.........................................        129,358               63,828
                                                                 --------             --------
Total assets..............................................       $240,144             $141,445
                                                                 ========             ========

------------------------

(1) As restated. See Note 4 to the Condensed Consolidated Financial Statements.

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

                                                                                 THIRTEEN WEEKS FROM
                                                            THREE MONTHS ENDED   JANUARY 25, 1998 TO
                                                              MARCH 31, 1999        APRIL 25, 1998
                                                            ------------------   --------------------
                                                              (unaudited)(1)         (unaudited)
Revenues..................................................        100.0%               100.0%
Cost of revenues..........................................         78.4                  76.6
                                                                  -----                 -----
  Gross profit............................................         21.6                  23.4
Selling, general and administrative expenses..............         18.1                  18.6
Amortization of intangibles...............................          1.5                   0.6
Strategic restructuring costs.............................           --                   2.7
                                                                  -----                 -----
  Operating income........................................          2.0                   1.5
Other expense (income), net...............................          1.8                  (0.2)
                                                                  -----                 -----
Income before income taxes................................          0.2                   1.7
Provision for income taxes................................          0.1                   1.8
                                                                  -----                 -----
Net income (loss).........................................          0.1%                 (0.1)%
                                                                  =====                 =====

------------------------

(1) As restated. See Note 4 to the Condensed Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THIRTEEN WEEK PERIOD ENDED APRIL 25, 1998.

    Consolidated revenues increased 30.5% from $65.8 million in the thirteen week period ended April 25, 1998 to $85.9 million for the three months ended March 31, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions from sales to existing customers combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. In addition, services revenue increased modestly from staffing related services resulting from an acquisition in September 1998 combined with engineering and application development related services in the New England and Tri-State regions. This increase was offset in part by a reduction of data communications revenue in the Company's West region.

    Gross profit increased 20.2% from $15.4 million, or 23.4% of revenues, for the thirteen week period ended April 25, 1998 to $18.5 million, or 21.6% of revenues, for the three months ended March 31, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue with a lower concentration of service revenue, combined with competitive pressures on pricing. The decrease in gross profit as a percentage of revenue was offset slightly by improved margins from services due primarily to improved margins in engineering and application development related services in the Company's Tri-State region.

    Selling, general and administrative expenses increased 26.9% from $12.2 million, or 18.6% of revenues, for the thirteen week period ended
April 25, 1998 to $15.5 million, or 18.1% of revenues, for the three months ended March 31, 1999. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to revenues resulting from acquisitions in the second half of 1998, increasing at a faster rate than selling, general and administrative expenses, offset in part by higher corporate costs associated with being an independent, publicly traded company.

    Amortization of intangibles increased $0.9 million from $0.4 million for the thirteen week period ended April 25, 1998 to $1.3 million for the three months ended March 31, 1999 due to amortization expense related to companies acquired in the second half of 1998.

    Strategic restructuring costs of $1.8 million for the thirteen weeks ended April 25, 1998 represent the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

    Interest and other expense (income) of ($0.1) million for the thirteen weeks ended April 25, 1998 increased to $1.5 million of interest and other expense in the three months ended March 31, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

    Provision for income taxes decreased from $1.2 million in the thirteen week period ended April 25, 1998 to $0.1 million in the three months ended March 31, 1999, reflecting effective tax rates of 108.6% and 46.6%, respectively. The higher effective tax rate for the thirteen weeks ended April 25, 1998 is the result of the fiscal 1998 fourth quarter tax provision adjustment to state tax expense at the effective rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, Aztec had cash of $6.4 million and working capital of $45.7 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at March 31, 1999 was $184.8 million.

    During the three months ended March 31, 1999, net cash provided by operating activities was $12.5 million. Net cash used in investing activities was $2.1 million, which consisted primarily of $1.6 million of additions of property and equipment, and $0.8 million for acquisition related costs. Net cash used in financing activities was $12.7 million, reflecting the $10.6 million recovery from Solutions E.T.C. used to pay down long-term debt on the credit facility, as well as payment of $2.0 million to reduce the working capital portion of the credit facility.

    During the thirteen week period ended April 25, 1998, net cash provided by operating activities was $1.4 million. Net cash used in investing activities was $1.7 million, which consisted primarily of additions of property and equipment. Net cash provided by financing activities was $2.2 million which consisted primarily of financing activities between the Company and USOP.

    As of March 31, 1999, Aztec had made $1.6 million in capital expenditures against the $4.0 million budgeted for 1999. The largest items include
$0.5 million for year 2000 remediation. In addition, the Company may be required to pay $3.3 million related to certain option agreements, pending certain events, during April 2001.

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

    Although Aztec conducts due diligence, hires outside independent financial and accounting consultants, and generally requires representations, warranties and indemnifications from the former owners of the acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, or the acquired company otherwise fails to perform as anticipated, the acquisition could have a material adverse effect on the operating results and financial condition of Aztec.

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

                                                       AZTEC TECHNOLOGY PARTNERS, INC.

                                                       BY:            /s/ ROSS J. WEINTRAUB
                                                            -----------------------------------------
                                                                        Ross J. Weintraub
                                                                     CHIEF FINANCIAL OFFICER
                                                                   DULY AUTHORIZED OFFICER AND
Date: May 4, 2000                                                  PRINCIPAL ACCOUNTING OFFICER