Form 10-Q
period 2000-03-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-05-15
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

22,593,046 shares of the registrant's common shares, par value $0.001, were outstanding as of May 12, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 MARCH 31, 2000

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets.......................      3

Condensed Consolidated Statements of Operations.............      4

Condensed Consolidated Statements of Cash Flows.............      5

Notes to Condensed Consolidated Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results
  of Operations.............................................     10

Risk Factors--Certain Factors That May Affect Future
  Results...................................................     12

Item 3. Quantitative and Qualitative Disclosure About Market
  Risks.....................................................     17

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    A. Exhibits.............................................     18

    B. Reports on Form 8-K..................................     18

Signatures..................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $  3,315      $  4,550
  Accounts receivable, net..................................      60,431        65,481
  Inventories, net..........................................       8,670        10,685
  Unbilled percentage of completion revenues................       4,860         4,730
  Prepaid expenses and other current assets.................      10,428        11,289
  Deferred income taxes.....................................       5,432         5,432
                                                                --------      --------
    Total current assets....................................      93,136       102,167

  Property and equipment, net...............................      10,475        10,386
  Intangibles, net..........................................      55,158        55,760
  Deferred tax asset........................................       2,476         2,476
  Other assets..............................................       1,969         1,908
                                                                --------      --------
    Total assets............................................    $163,214      $172,697
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................    $ 70,456      $    166
  Accounts payable..........................................      28,316        34,538
  Accrued compensation......................................       7,503         6,570
  Deferred revenue..........................................      10,426        10,140
  Other accrued liabilities.................................      10,382        10,847
                                                                --------      --------
    Total current liabilities...............................     127,083        62,261

Long-term debt..............................................         160        74,544
Other long-term liabilities.................................       2,217         1,956
                                                                --------      --------
    Total liabilities.......................................     129,460       138,761
                                                                --------      --------

Stockholders' equity:
  Preferred stock $.001 par value; 1,000,000 shares
    authorized,
    no shares issued and outstanding........................
  Common stock--$.001 par value, 150,000,000 shares
    authorized,
    22,590,199 and 22,428,837 shares issued and outstanding,
    respectively............................................          23            22
  Additional paid-in capital................................      95,006        94,354
  Retained deficit..........................................     (61,275)      (60,440)
                                                                --------      --------
    Total stockholders' equity..............................      33,754        33,936
                                                                --------      --------
    Total liabilities and stockholders' equity..............    $163,214      $172,697
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2000       MARCH 31, 1999
                                                            ------------------   ------------------
Revenues:
  Products................................................       $40,385              $47,495
  Services................................................        41,132               38,424
                                                                 -------              -------
    Total revenues........................................        81,517               85,919
                                                                 -------              -------

Gross profit:
  Products................................................         6,315                4,303
  Services................................................        12,288               14,216
                                                                 -------              -------
    Total gross profit....................................        18,603               18,519

Selling, general and administrative expenses..............        18,081               15,522
Amortization of intangibles...............................           623                1,260
                                                                 -------              -------
    Operating income (loss)...............................          (101)               1,737

Interest and other expense................................         1,309                1,529
                                                                 -------              -------
Income (loss) before income tax provision (benefit).......        (1,410)                 208
Income tax provision (benefit)............................          (575)                  97
                                                                 -------              -------
Net income (loss).........................................       $  (835)             $   111
                                                                 =======              =======

Weighted-average shares outstanding:
  Basic...................................................        22,518               22,017
  Diluted.................................................        22,518               22,361
Per share amounts:
  Basic...................................................       $ (0.04)             $  0.01
                                                                 =======              =======
  Diluted.................................................       $ (0.04)             $  0.01
                                                                 =======              =======

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2000       MARCH 31, 1999
                                                            ------------------   ------------------
Cash flows from operating activities:
  Net income (loss).......................................       $  (835)             $    111
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization expense.................         1,335                 1,736
    Deferred income taxes.................................                                 257
    Changes in current assets and liabilities.............         2,564                10,388
                                                                 -------              --------
      Net cash provided by operating activities...........         3,064                12,492
                                                                 -------              --------

Cash flows from investing activities:
  Cash paid in acquisitions...............................                                (826)
  Additions to property and equipment, net of disposals...          (797)               (1,632)
  Other...................................................           (61)                  332
                                                                 -------              --------
      Net cash used in investing activities...............          (858)               (2,126)
                                                                 -------              --------

Cash flows from financing activities:
  Payments of long-term debt..............................        (4,094)              (12,738)
  Proceeds from issuance of common stock..................           653
                                                                 -------              --------
      Net cash used in financing activities...............        (3,441)              (12,738)
                                                                 -------              --------
Net decrease in cash and cash equivalents.................        (1,235)               (2,372)
Cash and cash equivalents at beginning of period..........         4,550                 8,763
                                                                 -------              --------
Cash and cash equivalents at end of period................       $ 3,315              $  6,391
                                                                 =======              ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. NATURE OF BUSINESS

    Aztec Technology Partners, Inc. ("Aztec" or the "Company") is a provider of e-Solutions for businesses, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. The Company provides a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K/A filed May 1, 2000. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

3. CREDIT FACILITY

    As of March 31, 2000, the Company was in noncompliance with a certain financial covenant under its credit facility. The Company has requested that the banks waive the noncompliance for the first quarter of 2000. There can be no assurance however that the Company will be granted a waiver. The failure to receive a waiver could result in the total amount of the Company's outstanding borrowings under the credit facility becoming immediately due and payable.

    Aztec received a waiver of noncompliance from its bank lenders in the fourth quarter of 1999 with regard to certain financial covenants under its credit facility. The amendment entered into in March 2000 advanced the maturity date of the credit facility from July 27, 2003 to April 30, 2001 and replaced the current financial covenants with a minimum debt service coverage covenant and a capital expenditure covenant of no more than $4.0 million for 2000. The amended credit facility contemplates that Aztec will divest certain of its non-core subsidiaries and raise additional capital or debt through the capital marketplace and contemplates a loan reduction schedule through April 30, 2001. Aztec has committed to proceed on a commercially reasonable basis with the initial public offering of its Web-application subsidiary, Professional Computer Solutions, Inc., ("PCSI"). There can be no assurance that Aztec will be able to successfully complete the divestiture of its non-core subsidiaries, or that it will be able to access the capital markets to raise additional funds, or that it will be able to complete the initial public offering of PCSI. Failure to raise sufficient funds to reduce the outstanding bank obligations to certain levels during 2000 will result in the incurrence of additional fees payable to the bank lenders and the issuance of common stock warrants to purchase a number of shares equal to up to 4% of the outstanding shares of the Company, with an exercise price of $0.01 per share.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

4. EARNINGS (LOSS) PER SHARE

    The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Weighted average shares outstanding used in computing basic
  net income (loss) per share...............................   22,518     22,017
Dilutive stock options......................................    1,562        344
                                                               ------     ------
Weighted average shares outstanding used in computing
  diluted net income (loss) per share.......................   24,080     22,361
                                                               ======     ======

    Options to purchase approximately 1.6 million shares of common stock were excluded from the computation of diluted EPS for the quarter ended March 31, 2000 as their effect would be anti-dilutive.

5. NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

6. SEGMENT DATA

    The Company manages its business segments primarily on a business sector basis. The Company's reportable segments are comprised of e-Integration, e-Solutions, Voice and Data and Other. Included in the Other segment are certain subsidiaries which provide e-Integration products and services, but are considered non-core businesses (see Note 3) which the credit facility contemplates Aztec may divest. Each operating segment provides products and services as described in Note 1.

    The Company evaluates the performance of its segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as other non-recurring restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

6. SEGMENT DATA (CONTINUED)
operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

    Summary information by segment for the three months ended March 31, 2000 and March 31, 1999 is as follows:

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
THREE MONTHS ENDED MARCH 31, 2000
Revenue:
  Products..............................     $32,414        $   --         $ 2,860     $ 5,111    $ 40,385
  Services..............................       8,822         5,697          23,226       3,387      41,132
                                             -------        ------         -------     -------    --------
    Total...............................     $41,236        $5,697         $26,086     $ 8,498    $ 81,517
Gross profit............................     $ 7,524        $1,620         $ 7,705     $ 1,754    $ 18,603
Operating income (loss).................     $ 1,276        $ (872)        $ 2,456     $   (46)   $  2,814
Depreciation............................     $   233        $  117         $   214     $    58    $    622
Assets..................................     $44,741        $8,803         $30,644     $ 7,847    $ 92,035
                                             =======        ======         =======     =======    ========

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
THREE MONTHS ENDED MARCH 31, 1999
Revenue:
  Products..............................     $35,209        $   --         $ 1,791     $10,495    $ 47,495
  Services..............................       9,137         5,369          17,370       6,548      38,424
                                             -------        ------         -------     -------    --------
    Total...............................     $44,346        $5,369         $19,161     $17,043    $ 85,919
Gross profit............................     $ 6,381        $2,449         $ 5,878     $ 3,811    $ 18,519
Operating income........................     $   836        $  983         $ 1,568     $ 1,712    $  5,099
Depreciation............................     $   157        $   69         $   183     $    52    $    461
Assets..................................     $47,792        $6,010         $31,334     $15,951    $101,087
                                             =======        ======         =======     =======    ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

6. SEGMENT DATA (CONTINUED)
    A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three months ended March 31, 2000 and March 31, 1999 is as follows:

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2000       MARCH 31, 1999
                                                            ------------------   ------------------
Segment operating income..................................       $  2,814             $  5,099
Corporate expenses........................................          2,292                2,102
Amortization of intangibles...............................            623                1,260
                                                                 --------             --------
Consolidated operating income (loss)......................       $   (101)            $  1,737
                                                                 ========             ========
Segment assets............................................       $ 92,035             $101,087
Corporate assets..........................................         16,021                9,699
Intangible assets.........................................         55,158              129,358
                                                                 --------             --------
Consolidated assets.......................................       $163,214             $240,144
                                                                 ========             ========

7. SUBSEQUENT EVENTS

    On May 14, 2000, the Company entered into an agreement to sell three of its voice and data subsidiaries to Morgenthaler Partners. The Company anticipates that the closing will occur on or about June 1, 2000. However, there can be no assurance that the closing of the sale will occur at such time. The Stock Purchase and Sale Agreement by and among Aztec, Compel LLC, Fortran Corp., Mahon Communications Corporation, Morgenthaler Partners VI, L.P. and CMF Holdings, Inc., provides for the sale of all of Aztec's equity interests in the Compel, Fortran and Mahon subsidiaries for the amount of $34.5 million, with $2.0 million of such amount placed in escrow to satisfy indemnification of obligations of Aztec. These subsidiaries have been classified as "to be disposed of" under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the three months ended
March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In the past, including our fiscal year ended December 31, 1999, we have focused in the following areas of enterprise-wide computing and communications:
(1) e-Solutions; (2) e-Integration; (3) consulting, support and outsourcing; and
(4) voice and data infrastructure, design and integration. We are currently pursuing the sale of certain of our subsidiaries involved with voice and data activities. There can be no assurance, however, that such divestitures will occur. Proceeds from completed sales will be used to reduce our outstanding borrowings under our credit facility.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three months ended March 31, 2000 and March 31, 1999:

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 2000       MARCH 31, 1999
                                                           ------------------   ------------------
                                                              (UNAUDITED)          (UNAUDITED)
Revenues.................................................        100.0 %              100.0 %
Cost of revenues.........................................         77.2                 78.4
                                                                 -----                -----
  Gross profit...........................................         22.8                 21.6
Selling, general and administrative expenses.............         22.2                 18.1
Amortization of intangibles..............................          0.8                  1.5
                                                                 -----                -----
  Operating income (loss)................................         (0.2)                 2.0
Other expenses, net......................................          1.6                  1.8
                                                                 -----                -----
  Income (loss) before income taxes......................         (1.8)                 0.2
Provision for (benefit from) income taxes................         (0.7)                 0.1
                                                                 -----                -----
  Net income (loss)......................................         (1.1)%                0.1 %
                                                                 =====                =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  1999

    Consolidated revenues decreased 5.1% from $85.9 million in the three months ended March 31, 1999 to $81.5 million for the three months ended March 31, 2000. This decrease was due primarily to a decrease in product and service revenues in our Other segment due to the closure of our Canfield, Ohio location in the fourth quarter of 1999, as well as, reduced product revenues in our e-Integration business as this business segment attempts to move towards a higher concentration of service sales. This decrease was offset in part by an increase in service revenues in our Voice and Data segment.

    Gross profit increased .5% from $18.5 million, or 21.6% of revenues, for the three months ended March 31, 1999 to $18.6 million, or 22.8% of revenues, for the three months ended March 31, 2000. The increase in gross profit as a percentage of revenues was due primarily to a higher concentration of service revenue with higher margins.

    Selling, general and administrative expenses increased 16.5% from $15.5 million, or 18.1% of revenues, for the three months ended March 31, 1999 to $18.1 million, or 22.2% of revenues, for the three months ended March 31, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the cost of our e-Solutions and non-core subsidiary divestiture strategic initiatives and higher incentive related costs, primarily commissions in the e-Integration segment.

    Amortization of intangibles decreased $.7 million from $1.3 million for the three months ended March 31, 1999 to $.6 million for the three months ended March 31, 2000 due to write-offs of goodwill of $69.1 million for the year ended December 31, 1999.

    Interest and other expense of $1.5 million for the three months ended
March 31, 1999 decreased to $1.3 million in the three months ended March 31, 2000 primarily due to the sale of one of our Tri-State regions domain names for $.4 million, which was offset in part by an increase in interest expense due to increased interest rates on our credit facility beginning in the fourth quarter of 1999.

    Provision for income taxes decreased from $0.1 million in the three months ended March 31, 1999 to $(0.6) million in the three months ended March 31, 2000, reflecting effective tax rates of 46.6% and 40.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, we had cash of $3.3 million and working capital of ($33.9) million resulting from the reclassification of the amount outstanding under its credit facility of $70.3 million as a current liability. This change reflects the fact that as of March 31, 2000 we were in noncompliance with a certain financial covenant under the credit facility. Our stockholders' equity, at March 31, 2000 was $33.8 million.

    During the three months ended March 31, 2000, net cash provided by operating activities was $3.1 million. Net cash used in investing activities was $.9 million, which consisted primarily of $.8 million of additions of property and equipment. Net cash used in financing activities was $3.4 million, which consisted of a $4.0 million paydown of the working capital portion of the credit facility, offset by approximately $.7 million in proceeds from issuance of common stock.

    During the three months ended March 31, 1999, net cash provided by operating activities was $12.5 million. Net cash used in investing activities was $2.1 million, which consisted primarily of $1.6 million of additions of property and equipment, and $0.8 million for acquisition related costs. Net cash used in financing activities was $12.7 million, reflecting the $10.6 million recovery from Solutions, E.T.C. used to pay down long-term debt on the credit facility, as well as payment of $2.0 million to reduce the working capital portion of the credit facility.

    As of March 31, 2000, we had made $.8 million in capital expenditures against the $4.0 million budgeted for 2000. The largest items include
$.6 million for additions to equipment.

    We may be required to pay $3.3 million related to certain option agreements, pending certain events, during April 2001.

    We entered into a credit facility with our bank lenders in July 1998, with amendments made to the underlying agreement on October 5, 1998, September 30, 1999 and March 30, 2000. As of March 31, 2000, we were in noncompliance with the debt service covenant under the facility. We have requested that our banks waive the noncompliance for the first quarter 2000. There can be no assurance that we will be granted a waiver. The failure to obtain a waiver could result in the entire amount of our outstanding borrowings under the credit facility becoming due and payable.

    As of December 31, 1999, we were also in noncompliance with financial covenants under the credit facility. On March 30, 2000, we and our bank lenders amended the facility to provide a waiver of noncompliance for the fourth quarter of 1999. The March 2000 amendment advanced the maturity date of the facility from July 27, 2003 to April 30, 2001 and replaced the financial covenants with a minimum debt service coverage covenant and a capital expenditures covenant of no more than $4.0 million for 2000. The amended credit facility requires the payment of overadvance fees in the event that after June 30, 2000 the outstanding balance of the credit facility exceeds a percentage of our accounts receivable. The overadvance fees are payable by us at April 30, 2001 or in connection with the sale of our subsidiaries or securities. The fees are 3% of the overadvance amount, if any, as of June 30, 2000, plus 1.5% of the overadvance amount, if any, that exists as of the last day of each fiscal quarter thereafter. The amendment has provisions that we will commit to use commercially reasonable efforts to pursue an initial public offering of the stock of PCSI, as well as, to pursue additional financing of $20 million through the sale of equity or debt securities.

    Due to the absence of a waiver from the banks for the March 31, 2000 noncompliance, we do not anticipate that our working capital line of credit and cash flow from operations will be sufficient to meet our liquidity requirements for existing operations through the end of 2000. However, if the banks were to provide the waiver for our noncompliance, we believe that our working capital line of credit and the cash flow from operations would be sufficient through the end of 2000. The March 2000 amendment contemplates a loan reduction schedule through April 2001. We intend to satisfy this reduction schedule through the application of net proceeds from the sale of subsidiaries, or the sale of securities, or from other sources. A failure to sufficiently reduce the amount of the loan on a timely basis will result in the obligation to grant the bank lenders warrants to purchase up to 4% of our common stock at a purchase price of $0.01 per share. These warrants will be immediately exercisable and have a term of three years. The issuance of the warrants and the number of shares purchasable under the warrants will be based on the satisfaction of certain loan commitment reduction milestones during 2000. In the event that we are unable to timely reduce the loan commitment by approximately 25%, 40% and 65% by June 30, 2000, September 30, 2000 and December 31, 1200, respectively, we will be required to issue to the bank lenders warrants to purchase 2%, 3% and 4% respectively, of our outstanding common stock on a fully diluted basis. Under the terms of the March 2000 amendment we will not be required to issue warrants to purchase in the aggregate over 4% of the outstanding stock. In compliance with the amendment, we have filed a Registration Statement on Form S-3 to register the shares issuable upon exercise of the warrants.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

RISK FACTORS--CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS." FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORKS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTENT," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO THE GRANT OF A WAIVER BY OUR BANKS FOR OUR NONCOMPLIANCE WITH THE CREDIT FACILITY, OUR ANTICIPATED CASH FLOW, AND TO FUTURE ACTIONS SUCH AS SALE OF SECURITIES OR ASSETS, FUTURE PERFORMANCE, OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, THE NEED FOR BANK APPROVALS OF CERTAIN TRANSACTIONS, THE EXISTENCE OF A MARKET FOR OUR SECURITIES OR SUBSIDIARIES, AND OTHER FINANCIAL RESULTS.

    ANY OF THESE FORWARD-LOOKING STATEMENTS MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. THESE RISKS INCLUDE THE VARIABILITY OF OUR QUARTERLY OPERATING RESULTS, THE INHERENT DIFFICULTIES IN PROJECTING FINANCIAL RESULTS IN OUR INDUSTRY, AND OTHER RISKS IDENTIFIED BY US FROM TIME TO TIME IN OUR 10-Q, 8-K AND 10-K REPORTS, AND AMENDMENTS THERETO, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALSO NOT THAT WE PROVIDE A CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--"RISK FACTORS--CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS." OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT US. FINALLY, WE CALL YOUR ATTENTION TO THE FACT THAT WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OUR NON-COMPLIANCE WITH OUR CREDIT FACILITY MAY RESULT IN AN ACCELERATION OF OUR
  LOANS

    We were in noncompliance with a certain financial covenant under the credit facility as of March 31, 2000. We have requested that the banks waive the noncompliance for the first quarter 2000. The banks may elect to deny our waiver request and may elect to accelerate the credit facility, resulting in the full amount of our outstanding borrowings becoming immediately due and payable. In such an event, we may be unable to satisfy our obligations as they become due. Additionally, the banks have certain rights under the security agreements that secure the credit facility, including the right to foreclose on our assets.

    We received a waiver of noncompliance with certain financial covenants under the credit facility from our bank lenders in the fourth quarter of 1999. The amendment advances the maturity date of the credit facility from July 27, 2003 to April 30, 2001 and replaces the current financial covenants with a minimum debt service coverage covenant and a capital expenditure covenant. The amendment contemplates that we will divest certain of our non-core subsidiaries and raise additional capital or debt through the capital marketplace and contemplates a loan reduction schedule through April 30, 2001. We have committed to proceed on a commercially reasonable basis with the initial public offering of our Web-application subsidiary, PCSI. There can be no assurance that we will be able to successfully complete the divestiture of our non-core subsidiaries, or that we will be able to access the capital markets to raise additional funds, or that we will be able to complete the initial public offering of PCSI. Failure to raise sufficient funds through such divestitures and equity or debt financings to comply with the amended loan reduction schedule will result in the incurrence of additional fees payable to the bank lenders, and the issuance of common stock purchase warrants, with an exercise price of $0.01 per share.

OUR STOCKHOLDERS WILL FACE A RISK OF SUBSTANTIAL DILUTION IN THE EVENT OF OUR
  NON-COMPLIANCE WITH THE BANK AMENDMENT

    In the event that we fail to reduce the loan commitment amount at set milestones we will be required to issue to the bank lenders certain stock purchase warrants to purchase up to 4% of our common stock on a fully diluted basis at $0.01 per share. In the event that the bank lenders receive and exercise such warrants, our stockholders would recognize substantial dilution and the market price of our common stock may be adversely affected.

WE MAY BE UNABLE TO ATTRACT AND RETAIN OUR EMPLOYEES WHICH MAY RESULT IN OUR
  INABILITY TO SUCCESSFULLY COMPETE

    Our business involves the delivery of professional services and is labor intensive. Our success depends in large part on our ability to attract, develop, motivate, and retain technical professionals. At March 31, 2000 approximately 70.0% of our employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on our business, including our ability to secure and complete engagements and obtain new business, which could have a material adverse effect on our operating results and financial condition.

WE RELY ON A NUMBER OF KEY PERSONNEL, THE LOSS OF ANY OF THESE INDIVIDUALS COULD
  ADVERSELY AFFECT OUR OPERATIONS

    Our operations depend on the continued efforts of Ira Cohen, our President and Chief Operating Officer, Ross Weintraub, our Chief Financial Officer, our operating company presidents, including Benjamin Tandowski, the president of PCSI, and the senior management of certain of our operating companies. If any of these people becomes unable to continue in his or her present role, or if we are unable to attract and retain other skilled professionals, our business could be adversely affected. We do not currently maintain key man life insurance policies for any of our officers or other personnel.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION ON A QUARTERLY BASIS AND THE
  FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE

    We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect our personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because our sales cycle is relatively long and our services are impacted by both the financial condition and management decisions of its clients and general economic conditions. Because a high percentage of our expenses are relatively fixed at the beginning of any period and our general policy is to not adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of our engagements are, and may be in the future, terminable by our clients without penalty. A termination of a major project could require us to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that our results of operations will not be below the expectations of investors for any given fiscal period.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADJUST TO RAPID TECHNOLOGICAL
  CHANGES

    As with all IT solutions companies, our success will depend in part on our ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards, and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services uncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our operating results and financial condition.

THE SPIN-OFF AGREEMENTS WITH OUR PREDECESSOR MAY NOT HAVE BEEN STRUCTURED ON AN
  ARMS LENGTH BASIS AND MAY CREATE COMPETITIVE DISADVANTAGES

    We, U.S. Office Products, and the other companies spun-off by U.S. Office Products on June 9, 1998 (together with Aztec, the "Spin-Off Companies") entered into a distribution agreement, tax allocation agreement, and employee benefits agreement. The Spin-Off Companies also entered into the tax indemnification agreement. These agreements provide for, among other things, USOP and us to indemnify each other from tax and other liabilities relating to our respective businesses prior to and following the Distribution.

    Certain indemnification obligations of ours and the other Spin-Off Companies to USOP are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to USOP when such a loss occurs, we may be required to reimburse USOP for all or a portion of the losses that otherwise would have been allocated to such other Spin-Off Company. In addition, the agreements allocate certain liabilities, including general corporate and securities liabilities of USOP, not specifically related to the specific businesses to be conducted by the Spin-Off Companies and post-Distribution USOP among USOP and each of the Spin-Off Companies. Adverse developments involving USOP or the other Spin-Off Companies, or material disputes with USOP following the Distribution, could have a material adverse effect on us.

    The terms of the agreements that govern the relationships among us, USOP and the other Spin-Off Companies were established by USOP in consultation with our management and the other Spin-Off Companies prior to the Distribution, and while we and the other Spin-Off Companies were wholly-owned subsidiaries of USOP. The terms of these agreements, including the allocation of general corporate and securities liabilities among USOP, our company, and the other Spin-Off Companies, may not be the same as they would be if the agreements were the result of arms'-length negotiations. Accordingly, there can be no assurance that the terms and conditions of the agreements are not more or less favorable to us than those that might have been obtained from unaffiliated third parties.

    On the Distribution Date, Jonathan J. Ledecky, Chairman of the USOP Board of Directors, received options for 1,660,500 shares of our common stock and options for shares of each of the other Spin-Off Companies exercisable for 7.5% of the common stock of each of the other Spin-Off Companies. As a result of the receipt of the options, Mr. Ledecky had interests in the Distribution that differed in certain respects from the interests of other stockholders of USOP and our Company.

WE MAY FACE POTENTIAL TAX LIABILITIES RELATED TO THE SPIN-OFF FROM OUR
  PREDECESSOR CORPORATION

    In connection with the Distribution, we entered into a tax allocation agreement with USOP and the other Spin-Off Companies, which provides that we and the other Spin-Off Companies will jointly and severally indemnify USOP for any losses associated with taxes related to the Distribution ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the spin-offs in the Distribution are taxable. We also entered into a tax indemnification agreement with the other Spin-Off Companies under which the Spin-Off Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify USOP under the tax allocation agreement. As a consequence, we will be liable for any distribution taxes resulting from any Adverse Tax Act by us and will be liable (subject to indemnification by the other Spin-Off Companies) for any distribution taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the distributions are taxable and it is determined that there has not been an Adverse Tax Act by either USOP or any of the Spin-Off Companies, USOP and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distribution. As a result, we could become liable for a pro rata portion for Distribution Taxes with respect to not only its own spin-off but to the spin-offs of the other Spin-Off Companies.

IN CONNECTION WITH THE SPIN-OFF WE FACE RISKS RELATED TO THE ALLOCATION OF
  LIABILITIES

    Under the Distribution Agreement, we are liable for (i) any liabilities arising out of or in connection with the business conducted by us or our subsidiaries, (ii) our liabilities under the employee benefits agreement, tax allocation agreement and related agreements, and (iii) certain liabilities under the securities laws related to the Distribution. Each of the other Spin-Off Companies is similarly obligated to USOP. We and the other Spin-Off Companies have also agreed to bear a pro rata portion of (i) USOP liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of USOP) and
(ii) USOP's general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distribution (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the other Spin-Off Companies defaults on an obligation owed to USOP, the other non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, we could be obligated to USOP in respect of obligations and liabilities not related to our business or operations and over which neither we nor our management has or had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

WE HAVE A SIGNIFICANT AMOUNT OF GOODWILL AND INTANGIBLES ON OUR FINANCIAL
  STATEMENTS WHICH IS SUBJECT TO PERIODIC REVIEW AND POTENTIAL WRITE DOWNS, WHICH MAY REDUCE OUR INCOME AND ADVERSELY AFFECT OUR STOCK PRICE

    As of March 31, 2000, approximately $55.2 million, or 33.8% of our total assets and 163.4% of our stockholders' equity constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. We currently amortize goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces our operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, we will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of our Common Stock.

OUR CHARTER AND BYLAWS MAY DISCOURAGE A MERGER, TENDER OFFER, PROXY CONTEST OR
  ASSUMPTION OF CONTROL

    Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. While we have no present intention to issue shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions or other corporate purposes, could have the effect of delaying, deferring or preventing a change in control and entrenching our current management. In addition, such preferred stock may have other rights, including economic rights senior to those of our Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of our Common Stock.

    A number of provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law relating to matters of corporate governance, certain rights of directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discourage, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than our principal stockholders consider such a transaction to be in their best interest.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO PROTECT OUR PROPRIETARY INTELLECTUAL
  PROPERTY RIGHTS

    The success of certain of our operating companies is dependent in part on certain methodologies these companies use in designing, installing, and integrating computer software and systems and other proprietary intellectual property rights. These operating companies rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect their proprietary rights and the proprietary rights of third parties, enter into confidentiality agreements with their key employees, and limit distribution of proprietary information. There can be no assurance that the steps taken by these operating companies in this regard will be adequate to deter misappropriation of proprietary information, or that these operating companies will be able to detect unauthorized use and take appropriate steps to enforce their intellectual property rights.

    Although we believe that our services do not infringe the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of an asserted infringement claim.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We are exposed to interest rate change market risk principally with respect to our credit facility, which is priced based on certain interest rate alternatives. At March 31, 2000, approximately $70.3 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 2000 could have a positive or negative effect on our interest expense. We do not engage in financial transactions for trading or speculative purposes.

    We do not believe that we face primary market risk exposure that is material to our operations.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

    27. Financial Data Schedule

B.  Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AZTEC TECHNOLOGY PARTNERS, INC.

Date: May 15, 2000                                     BY:            /s/ ROSS J. WEINTRAUB
                                                            -----------------------------------------
                                                                        Ross J. Weintraub
                                                                     CHIEF FINANCIAL OFFICER
                                                                   DULY AUTHORIZED OFFICER AND
                                                                   PRINCIPAL ACCOUNTING OFFICER