Form 10-Q/A
period 1999-06-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-06-15
CIK 1055458

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                            -----------------------

22,196,357 shares of the registrant's common stock, par value $0.001, were outstanding as of August 10, 1999.

                                EXPLANATORY NOTE

On March 30, 2000, the registrant announced that it had restated its consolidated financial statements for the first three quarters of the year ended December 31, 1999 to properly reflect revenue recognition related to an unsigned contract. This amended Quarterly Report on Form 10-Q/A contains restated financial information and disclosures for the three and six months ended June 30, 1999 (See Note 3 to the condensed consolidated financial statements).

Unless otherwise stated, information in the originally filed Form 10-Q for the three and six months ended June 30, 1999 is presented as of the original filing date, and has not been updated in this amended filing. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                   FORM 10-Q/A
                                Table of Contents
                                  June 30, 1999


                                                                                                         Page
                                                                                                         ----

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets...................................................................    3
Condensed Consolidated Statements of Operations.........................................................    4

Condensed Consolidated Statements of Cash Flows ........................................................    5
Notes to Condensed Consolidated Financial Statements ...................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ....................................................................................   10

Year 2000 Readiness Disclosure Statements...............................................................   13

Factors That May Affect Future Results..................................................................   15

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.....................................   20

PART II--OTHER INFORMATION

Item 1. Legal Proceedings ..............................................................................   20

Item 5. Other Information ..............................................................................   20

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits ......................................................................................   20
      B. Reports on Form 8-K ...........................................................................   20

Signatures .............................................................................................   21

                      PART I. FINANCIAL INFORMATION

 ITEM 1.       FINANCIAL STATEMENTS

                     AZTEC TECHNOLOGY PARTNERS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                                                                                      JUNE 30,         December 31,
                                                                                                        1999               1998
                                                                                                     -----------       -----------
                                                                                                     (unaudited)
                                                                                                     (restated)
                                  ASSETS
 Current assets:
     Cash and cash equivalents ................................................                        $  3,163          $  8,763
     Accounts receivable, net ...............................................................            71,758            74,138
     Inventories, net .......................................................................            10,446            11,323
     Unbilled percentage of completion revenues .............................................             2,616             5,922
     Other receivable .......................................................................              --              10,550
     Prepaid expenses and other current assets ..............................................            11,900            10,232
                                                                                                       --------          --------
         Total current assets .......................................................                    99,883           120,928

     Property and equipment, net ............................................................             9,475             7,603
     Intangibles, net .......................................................................           128,098           129,792
     Other assets ...........................................................................             1,995             2,196
                                                                                                       --------          --------
         Total assets .......................................................................          $239,451          $260,519
                                                                                                       ========          ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Current maturities of long-term debt ...................................................          $    197          $    216
     Accounts payable .......................................................................            35,176            43,937
     Accrued compensation ...................................................................             7,627             5,791
     Deferred revenue .......................................................................             7,823             4,732
     Other accrued liabilities ..............................................................             3,523             7,821
                                                                                                       --------          --------
         Total current liabilities ....................................................                  54,346            62,497

 Long-term debt .............................................................................            75,535            90,218
 Deferred income taxes ......................................................................               473               141
 Other long-term liabilities ................................................................             1,255               697
                                                                                                       --------          --------
         Total liabilities ..................................................................           131,609           153,553
                                                                                                       --------          --------

 Stockholders' equity:
     Common stock - $.001 par value, 150,000,000 shares authorized, 22,196,865 and 21,937,902
      shares issued and outstanding, respectively ...........................................                22                22
     Additional paid-in capital .............................................................            94,032            93,584
     Retained earnings ......................................................................            13,788            13,360
                                                                                                       --------          --------
         Total stockholders' equity .........................................................           107,842           106,966
                                                                                                       --------          --------
         Total liabilities and stockholders' equity .........................................          $239,451          $260,519
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

                         AZTEC TECHNOLOGY PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                        THREE MONTHS   THREE MONTHS    SIX MONTHS       SIX MONTHS
                                                                            ENDED           ENDED         ENDED           ENDED
                                                                        JUNE 30, 1999  JUNE 30, 1998  JUNE 30, 1999    JUNE 30, 1998
                                                                        -------------  -------------  -------------    -------------
                                                                          (restated)                   (restated)
Revenues:
    Products .........................................................    $  53,715      $  34,215      $ 101,208      $  61,981
    Services .........................................................       41,051         37,358         79,477         74,883
                                                                          ---------      ---------      ---------      ---------
        Total revenues ...............................................       94,766         71,573        180,685        136,864
                                                                          ---------      ---------      ---------      ---------

Gross profit:
    Products .........................................................        6,093          4,228         10,399          6,959
    Services .........................................................       15,462         12,728         29,675         25,216
                                                                          ---------      ---------      ---------      ---------
        Total gross profit ...........................................       21,555         16,956         40,074         32,175

Selling, general and administrative expenses                                 18,365         12,575         33,887         23,513
Amortization of intangibles ..........................................        1,260            410          2,520            831
Strategic restructuring costs ........................................         (345)         4,946           (345)         4,946
                                                                          ---------      ---------      ---------      ---------
        Operating income (loss) ......................................        2,275           (975)         4,012          2,885

Interest and other expense (income) ..................................        1,486             33          3,015            (18)
                                                                          ---------      ---------      ---------      ---------
Income (loss) before provision for (benefit from) income taxes .......          789         (1,008)           997          2,903
Provision for (benefit from) income taxes ............................          472           (454)           569          1,792
                                                                          ---------      ---------      ---------      ---------
Net income (loss) ....................................................    $     317      $    (554)     $     428      $   1,111
                                                                          =========      =========      =========      =========

Weighted-average shares outstanding:
    Basic ............................................................       22,016         25,662         22,016         26,001
    Diluted ..........................................................       22,016         25,662         22,189         26,363
Per share amounts:
    Basic ............................................................    $    0.01      $   (0.02)     $    0.02      $    0.04
                                                                          =========      =========      =========      =========
    Diluted ..........................................................    $    0.01      $   (0.02)     $    0.02      $    0.04
                                                                          =========      =========      =========      =========


     See accompanying notes to condensed consolidated financial statements.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED  SIX MONTHS ENDED
                                                             JUNE 30, 1999     JUNE 30, 1998
                                                            ---------------  -----------------
                                                               (restated)
Cash flows from operating activities:
  Net income ........................................          $    428           $  1,111
  Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

   Depreciation and amortization expense ............             3,475              1,613
   Deferred income taxes ............................               332                890
   Stock option tender offer ........................              --                1,897
   Changes in current assets and liabilities ........             7,865            (16,444)
                                                               --------           --------
   Net cash provided by (used in) operating activities .         12,100            (10,933)
                                                               --------           --------

Cash flows from investing activities:
  Cash paid in acquisitions .........................              --                 (363)
  Additions to property and equipment, net of disposals          (2,722)            (1,853)
  Other .............................................              (724)              (410)
                                                               --------           --------
     Net cash used in investing activities ...............       (3,446)            (2,626)
                                                               --------           --------

Cash flows from financing activities:
  Payments of long-term debt ........................           (14,702)              (134)
  Proceeds from issuance of common stock ............               448               --
  Payments to U.S. Office Products ..................              --               (1,034)
  Capital contribution by U.S. Office Products ......              --               14,344
                                                               --------           --------
     Net cash (used in) provided by financing
      activities ....................................           (14,254)            13,176
                                                               --------           --------

Net decrease in cash and cash equivalents ...........            (5,600)              (383)
Cash and cash equivalents at beginning of period ....             8,763              1,818
                                                               --------           --------
Cash and cash equivalents at end of period ..........          $  3,163           $  1,435
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

3.       RESTATEMENT OF EARNINGS

         During the quarter ended December 31, 1999, the Company concluded that the first three quarters of the year ended December 31, 1999 would be restated to properly reflect revenue recognition related to an unsigned contract. The effect of the restatement is to reduce revenues in the first, second and third quarters of 1999 by $0.1 million, $0.6 million and $1.2 million, respectively. The effect of the restatement on the accompanying condensed consolidated financial statements is as follows:


                                                  PREVIOUSLY
                                                   REPORTED                  RESTATED
                                               ----------------         ------------------
AS OF JUNE 30, 1999:
Inventories, net                                 $    10,423              $       10,446
Deferred revenue                                       7,146                       7,823
Other accrued liabilities                              3,791                       3,523
THREE MONTHS ENDED JUNE 30, 1999:
Total revenues                                        95,387                      94,766
Total gross profit                                    22,154                      21,555
Net income                                               670                         317
Net income per share
      Basic                                      $      0.03              $         0.01
      Diluted                                    $      0.03              $         0.01
SIX MONTHS ENDED JUNE 30, 1999:
Total revenues                                       181,362                     180,685
Total gross profit                                    40,728                      40,074
Net income                                               814                         428
Net income per share
      Basic                                      $      0.04              $         0.02
      Diluted                                    $      0.04              $         0.02



4.       EARNINGS PER SHARE

         The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         ---------------------------      --------------------------
                                                              1999          1998              1999             1998
                                                         -------------  ------------      ------------  ------------
Weighted average shares outstanding used in computing
   basic net income (loss) per share............                22,016        25,662            22,016        26,001

Dilutive stock options..........................                    --           --                173           362
                                                         -------------  ------------      ------------  ------------

Weighted average shares outstanding used in computing
   diluted net income (loss) per share............              22,016        25,662            22,189        26,363
                                                         =============  ============      ============  ============


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

         Summary information by segment for the three and six months ended June 30, 1999 and June 30, 1998 is as follows:



                                         NEW                                     NORTHEAST
                                       ENGLAND       TRI-STATE     TELEPHONY        WEST         OTHER         TOTAL
                                       ---------     ---------     ---------     --------      ---------     ---------
THREE MONTHS ENDED
  JUNE 30, 1999 (1)
Revenue:
  Products .......................     $  36,176     $   7,409     $   1,820     $      --     $   8,310     $  53,715
  Services .......................        10,229         9,059         6,419         8,890         6,454        41,051
                                       ---------     ---------     ---------     ---------     ---------     ---------
    Total.........................     $  46,405     $  16,468     $   8,239     $   8,890     $  14,764     $  94,766
Gross profit......................     $   7,374     $   4,352     $   3,247     $   2,605     $   3,977     $  21,555
Operating income..................     $   1,980     $     175     $     857     $   1,105     $   1,700     $   5,817
Depreciation......................     $     137     $     133     $      61     $      98     $      26     $     455
Assets............................     $  41,405     $  22,223     $  10,288     $  11,064     $  14,348     $  99,328
                                       =========     =========     =========     =========     =========     =========


                                         NEW                       NORTHEAST
                                       ENGLAND       TRI-STATE     TELEPHONY        WEST         OTHER         TOTAL
                                       ---------     ---------     ---------     --------      ---------     ---------
THREE MONTHS ENDED
  JUNE 30, 1998
Revenue:
  Products .......................     $  23,255     $   5,772     $   2,099     $      --     $   3,089     $  34,215
  Services .......................         8,828         8,036         7,838        10,862         1,794        37,358
                                       ---------     ---------     ---------     ---------     ---------     ---------
    Total.........................     $  32,083     $  13,808     $   9,937     $  10,862     $   4,883     $  71,573
Gross profit......................     $   5,771     $   3,967     $   3,744     $   2,279     $   1,195     $  16,956
Operating income..................     $   1,969     $   1,056     $     857     $     987     $     922     $   5,791
Depreciation .....................     $     124     $     132     $      62     $     106     $      80     $     504
Assets............................     $  27,007     $  17,240     $  12,398     $  13,112     $   5,041     $  74,798
                                       =========     =========     =========     =========     =========     =========



                                         NEW                                     NORTHEAST
                                       ENGLAND       TRI-STATE     TELEPHONY        WEST         OTHER         TOTAL
                                       ---------     ---------     ---------     --------      ---------     ---------
SIX MONTHS ENDED
  JUNE 30, 1999 (1)
Revenue:
  Products .......................     $  61,017     $  17,792     $   3,611     $      --     $  18,788     $101,208
  Services .......................        18,168        18,033        14,139        16,119        13,018       79,477
                                       ---------     ---------     ---------     ---------     ---------     ---------
    Total.........................     $  79,185     $  35,825     $  17,750     $  16,119     $  31,806     $180,685
Gross profit......................     $  12,306     $   8,903     $   7,026     $   4,051     $   7,788     $ 40,074
Operating income..................     $   3,058     $   1,046     $   2,195     $   1,205     $   3,412     $ 10,916
Depreciation......................     $     261     $     261     $     120     $     196     $      73     $    911
Assets ...........................     $  41,405     $  22,223     $  10,288     $  11,064     $  14,348     $ 99,328
                                       =========     =========     =========     =========     =========     ========

                                         NEW                                     NORTHEAST
                                       ENGLAND       TRI-STATE     TELEPHONY        WEST         OTHER         TOTAL
                                       ---------     ---------     ---------     --------      ---------     ---------
SIX MONTHS ENDED
  JUNE 30, 1998
Revenue:
  Products .......................     $  40,283     $  11,107     $   4,017     $      --     $   6,574     $  61,981
  Services .......................        17,221        14,713        15,483        23,837         3,629        74,883
                                       ---------     ---------     ---------     ---------     ---------     ---------
    Total ........................     $  57,504     $  25,820     $  19,500     $  23,837     $  10,203     $ 136,864
Gross profit......................     $  10,528     $   7,281     $   7,818     $   4,776     $   1,772     $  32,175
Operating income..................     $   2,963     $   1,901     $   2,580     $   2,160     $     709     $  10,313
Depreciation......................     $     218     $     221     $     125     $     202     $      57     $     823
Assets............................     $  27,007     $  17,240     $  12,398     $  13,112     $   5,041     $  74,798
                                       =========     =========     =========     =========     =========     =========



A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three and six months ended June 30, 1999 and June 30, 1998 is as follows:


                                  THREE MONTHS     THREE MONTHS        SIX MONTHS         SIX MONTHS
                                     ENDED             ENDED              ENDED              ENDED
                                  JUNE 30, 1999    JUNE 30, 1998      JUNE 30, 1999      JUNE 30, 1998
                                  -------------    -------------      -------------      -------------
                                      (1)                                  (1)
Segment operating income ....     $      5,817     $       5,791      $      10,916      $      10,313
Corporate expenses ..........            2,627             1,410              4,729              1,651
Amortization of intangibles .            1,260               410              2,520                831
Strategic restructuring
  costs......................             (345)            4,946               (345)             4,946
                                  -------------    -------------      -------------      -------------
Total operating income ......     $      2,275     $        (975)     $       4,012      $       2,885
                                  ============     =============      =============      =============
Segment assets ..............     $     99,328     $      74,798      $      99,328      $      74,798
Corporate  assets ...........           12,025             3,114             12,025              3,114
Intangible assets ...........          128,098            63,554            128,098             63,554
                                  -------------    -------------      -------------      -------------
Total assets ................     $    239,451     $     141,466      $     239,451      $     141,466
                                  ============     =============      =============      =============


------------------
(1) As restated. See Note 3 to the Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following table sets forth various items as a percentage of revenues for the periods indicated.


                                                 THREE MONTHS ENDED    THREE MONTHS ENDED      SIX MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30, 1999        JUNE 30, 1998            JUNE 30, 1999       JUNE 30, 1998
                                                 ------------------    -------------------     -----------------    ---------------
                                                    (unaudited)          (unaudited)            (unaudited)         (unaudited)
                                                    (restated)                                  (restated)
Revenues                                                100.0%               100.0%                  100.0%             100.0%
Cost of revenues                                         77.3                 76.3                    77.8               76.5
                                                   ----------              -------               ---------            -------
   Gross profit                                          22.7                 23.7                    22.2               23.5
Selling, general and administrative expenses             19.4                 17.6                    18.8               17.2
Amortization of intangibles                               1.3                  0.6                     1.4                0.6
Strategic restructuring costs                            (0.4)                 6.9                    (0.2)               3.6
                                                   ----------              -------               ---------            -------
   Operating income (loss)                                2.4                 (1.4)                    2.2                2.1
Other expense, net                                        1.6                  0.0                     1.7                0.0
                                                   ----------              -------               ---------            -------
   Income (loss) before income taxes                      0.8                 (1.4)                    0.5                2.1
Provision for (benefit from) income taxes                 0.5                 (0.6)                    0.3                1.3
                                                   ----------              --------              ---------            -------
   Net income (loss)                                      0.3%                (0.8)%                   0.2%               0.8%
                                                   ==========              =======               =========            =======


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

         Consolidated revenues increased 32.4% from $71.6 million for the three months ended June 30, 1998 to $94.8 million for the three months ended June 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions from sales to existing customers combined with product revenue from the Company's expanded customer base resulting from an acquisition in July 1998. In addition, services revenue increased modestly from staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions. This increase was offset in part by a reduction in data communications revenue in the Company's West region.

         Gross profit increased 27.1% from $17.0 million, or 23.7% of revenues, for the three months ended June 30, 1998 to $21.6 million, or 22.7% of revenues, for the three months ended June 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the three months ended June 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing. The decrease in gross profit as a percentage of revenue was offset slightly by improved margins from services due primarily to improved margins in web-based application development related services in the Company's Tri-State region.

         Selling, general and administrative expenses increased 46.0% from $12.6 million, or 17.6% of revenues, for the three months ended June 30, 1998 to $18.4 million, or 19.4% of revenues, for the three months ended June 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to higher corporate costs associated with being an independent, publicly traded company, incentive related costs, primarily commissions, due to increased revenue and legal and investment bank fees associated with the Company's strategic initiatives. Legal and investment bank fees approximated $0.8 million.

         Amortization of intangibles increased $0.9 million from $0.4 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of ($0.3) million for the three months ended June 30, 1999 represent the reversal of excess severance costs associated with restructuring charges accrued in the fourth quarter of 1998. Strategic restructuring costs of $4.9 million for the three months ended June 30, 1998 represent costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan, including costs incurred related to the Company's withdrawn initial public offering.

         Interest and other expense of $0.03 million for the three months ended June 30, 1998 increased to $1.5 million of interest and other expense in the three months ended June 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Benefit from income taxes was ($0.5) million in the three months ended June 30, 1998 compared to a provision for income taxes of $0.5 million in the three months ended June 30, 1999, reflecting effective tax rates of (45.0%) and 59.8%, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

         Consolidated revenues increased 32.0% from $136.9 million for the six months ended June 30, 1998 to $180.7 million for the six months ended June 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions to existing customers combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. In addition, services revenue increased modestly from staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions. This increase was offset in part by a reduction in data communications revenue in the Company's West region.

         Gross profit increased 24.6% from $32.2 million, or 23.5% of revenues, for the six months ended June 30, 1998 to $40.1 million, or 22.2% of revenues, for the six months ended June 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the six months ended June 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing. The decrease in gross profit as a percentage of revenue was offset slightly by improved margins from services due primarily to improved margins in web-based application development related services in the Company's Tri-State region.

         Selling, general and administrative expenses increased 44.1% from $23.5 million, or 17.2% of revenues, for the six months ended June 30, 1998 to $33.9 million, or 18.8% of revenues, for the six months ended June 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to higher corporate costs associated with being an independent, publicly traded company, incentive related costs, primarily commissions, due to increased revenue and legal and investment bank fees associated with the Company's strategic initiatives. Legal and investment bank fees approximated $.8 million.

         Amortization of intangibles increased $1.7 million from $0.8 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of ($0.3) million for the six months ended June 30, 1999 represent the reversal of excess severance costs associated with restructuring charges accrued in the fourth quarter of 1998. Strategic restructuring costs of $4.9 million for the six months ended June 30, 1998 represent costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

         Interest and other expense (income) of ($0.02) million for the six months ended June 30, 1998 increased to $3.0 million of interest and other expense in the six months ended June 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes decreased from $1.8 million in the six months ended June 30, 1998 to $0.6 million in the six months ended June 30, 1999, reflecting effective tax rates of 61.7% and 57.1%, respectively. The higher effective tax rate for the six months ended June 30, 1998 is the result of the fiscal 1998 fourth quarter tax provision adjustment to state tax expense at the effective rate for the full fiscal year when the Company was still a wholly-owned subsidiary of USOP.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, Aztec had cash of $3.2 million and working capital of $45.5 million. Aztec's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 30, 1999 was $183.6 million.

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

         During the six months ended June 30, 1998, net cash used in operating activities was $10.9 million. Net cash used in investing activities was $2.6 million , which consisted primarily of additions to property and equipment. Net cash provided by financing activities was $13.2 million which consisted primarily of capital contributed by USOP in anticipation of a strategic restructuring.

         As of June 30, 1999, Aztec had made $2.7 million in capital expenditures against the $4.0 million budgeted for 1999. The largest items include $0.8 million for Year 2000 remediation. In addition, the Company may be required to pay $3.3 million related to certain option agreements, pending certain events, during April 2001.

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

         The Company has conducted its assessment of its exposure to the Year 2000 problem and has established a detailed response to that exposure. Generally, the Company has Year 2000 exposure in three areas: 1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage the Company's business; 2) Non-IT Related Systems--equipment with "embedded chips" used by the Company, including telephone and building security systems; and 3) Third Parties computer systems used by third parties, in particular customers and suppliers of the Company.

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

THIRD PARTIES

         The Company is seeking assurances, as an ongoing process, from its suppliers and customers that their systems and products are Year 2000 compliant. The determination of compliance will include assessments by the Company of the exposure of Year 2000 issues to suppliers and customers, anticipated risks, their responses to those risks and their contingency plans. To date, the Company is not aware of any Year 2000 problems at any of its customers or suppliers that would materially impact the Compan s results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and customers will be Year 2000 ready, and the Company believes that customers and prospective customers may defer non-critical IT projects in order to devote necessary resources to fixing their own Year 2000 problems. The inability of those parties to become Year 2000 compliant on a timely basis could materially impact the Company.

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

LISTING OF COMMON STOCK ON THE NASDAQ SMALLCAP MARKET

         On June 24, 1999, the Company announced that Aztec's common stock would be listed on the Nasdaq SmallCap Market effective June 25, 1999. The decision to transfer the listing from the Nasdaq National Market was made following a Nasdaq Listing Qualifications Panel's conclusion that the Company no longer satisfied the National Market listing requirements. There can be no assurance that investors will not have less liquidity in their shares as a result of the transfer of listing from the Nasdaq National Market.

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

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

         As of June 30, 1999, approximately $128.1 million, or 53.5% of Aztec's total assets and 118.8% of Aztec's stockholders' equity, constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.          Exhibits

            10.11* Employment Agreement between Aztec and Ross J. Weintraub 10.12* Employment Agreement between Aztec and Ira Cohen
            10.16*  Employment Agreement between PCSI and Benjamin Tandowski
            27.     Financial Data Schedule

            -----------------------------
            * (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q dated August 13, 1999)

B.          Reports on Form 8-K

            None



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AZTEC TECHNOLOGY PARTNERS, INC.
Date:  JUNE 14, 2000                        BY: /s/  ROSS J. WEINTRAUB
     -------------------                        --------------------------------
                                                     Ross J. Weintraub
                                                   Chief Financial Officer
                                                 Duly Authorized Officer and
                                                 Principal Accounting Officer