Form 10-Q/A
period 1999-09-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-06-22
CIK 1055458

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

                                EXPLANATORY NOTE

On March 30, 2000, the registrant announced that it had restated its consolidated financial statements for the first three quarters of the year ended December 31, 1999 to properly reflect revenue recognition related to an unsigned contract. This amended Quarterly Report on Form 10-Q/A contains restated financial information and disclosures for the three and nine months ended September 30, 1999 (See Note 6 to the condensed consolidated financial statements).

Unless otherwise stated, information in the originally filed Form 10-Q for the three and nine months ended September 30, 1999 is presented as of the original filing date, and has not been updated in this amended filing. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

                         AZTEC TECHNOLOGY PARTNERS, INC.
                                   FORM 10-Q/A
                                Table of Contents
                               September 30, 1999

                                                                                          Page
                                                                                         ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets..................................................  3
Condensed Consolidated Statements of Operations........................................  4
Condensed Consolidated Statements of Cash Flows .......................................  5
Notes to Condensed Consolidated Financial Statements ..................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...................................................................  11

Year 2000 Readiness Disclosure Statements..............................................  14

Factors That May Affect Future Results.................................................  16

Item 3.  Quantitative and Qualitative Disclosure About Market Risks....................  21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .............................................................  22

Item 6. Exhibits and Reports on Form 8-K

        A.       Exhibits .............................................................  22
        B.       Reports on Form 8-K ..................................................  22

Signatures ............................................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999              1998
                                                                       -------------     -------------
                                                                        (UNAUDITED)
                                                                        (RESTATED)

                                               ASSETS
Current assets:
  Cash and cash equivalents ........................................   $    3,458        $    8,763
  Accounts receivable, net .........................................       73,244            74,138
  Inventories ......................................................       10,714            11,323
  Unbilled percentage of completion revenues .......................        4,561             5,922
  Other receivable .................................................           --            10,550
  Prepaid expenses and other current assets ........................       12,458            10,232
                                                                       -------------     -------------
    Total current assets ...........................................      104,435           120,928


  Property and equipment, net ......................................       10,539             7,603
  Intangibles, net .................................................       84,215           129,792
  Deferred tax asset ...............................................       13,437                --
  Other assets .....................................................        1,790             2,196
                                                                      -------------     -------------
    Total assets ...................................................  $   214,416       $   260,519
                                                                      -------------     -------------
                                                                      -------------     -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .............................  $    72,481       $       216
  Accounts payable .................................................       38,749            43,937
  Accrued compensation .............................................        9,639             5,791
  Deferred revenue .................................................        9,827             4,732
  Other accrued liabilities ........................................        7,438             7,821
                                                                      -------------     -------------
    Total current liabilities ......................................      138,134            62,497

  Long-term debt ...................................................          232            90,218
  Deferred income taxes ............................................           --               141
  Other long-term liabilities ......................................        1,295               697
                                                                      -------------     -------------
    Total liabilities ..............................................      139,661           153,553
                                                                      -------------     -------------


Stockholders' equity:
  Common stock - $.001 par value, 150,000,000 shares authorized,
   22,196,633 and 21,937,902 shares issued and outstanding
   respectively ...................................................            22                22
  Additional paid-in capital ......................................        94,032            93,584
  Retained earnings (deficit) .....................................       (19,299)           13,360
                                                                      -------------     -------------
    Total stockholders' equity ....................................        74,755           106,966
                                                                      -------------     -------------
    Total liabilities and stockholders' equity ....................   $   214,416       $   260,519
                                                                      -------------     -------------
                                                                      -------------     -------------

     See accompanying notes to condensed consolidated financial statements.

                           AZTEC TECHNOLOGY PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED  THREE MONTHS ENDED  NINE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                      ------------------  ------------------  ------------------  ------------------
                                                           (RESTATED)                             (RESTATED)
Revenues:
  Products ...........................................       52,717          $   39,011         $   153,925         $   100,992
  Services ...........................................       42,514              39,091             121,991             113,974
                                                          ------------       ------------       ------------        -----------
    Total revenues ...................................       95,231              78,102             275,916             214,966
                                                          ------------       ------------       ------------        -----------

Gross profit:
  Products ...........................................        3,365               5,856              13,764              12,815
  Services ...........................................       16,862              13,549              46,537              38,765
                                                          ------------       ------------       ------------        -----------
    Total gross profit ...............................       20,227              19,405              60,301              51,580


Selling, general and administrative expenses .........       19,755              12,752              53,642              36,265
Amortization of intangibles ..........................        1,260                 793               3,780               1,624
Strategic restructuring costs ........................        3,989                  --               3,644               4,946
Write-off of goodwill ................................       41,723                  --              41,723                  -
                                                          ------------       ------------       ------------        -----------
    Operating income (loss) ..........................      (46,500)              5,860             (42,488)              8,745


Interests and other expense ..........................        1,637                 488               4,652                 470
                                                          ------------       ------------       ------------        -----------
Income (loss) before income tax provision (benefit) ..      (48,137)              5,372             (47,140)              8,275
Income tax provision (benefit) .......................      (15,050)              2,415             (14,481)              4,207
                                                          ------------       ------------       ------------        -----------
Net income (loss) ....................................   $  (33,087)         $    2,957         $   (32,659)        $     4,068
                                                          ------------       ------------       ------------        -----------
                                                          ------------       ------------       ------------        -----------


Weight-average shares outstanding:
  Basic ..............................................       22,197              21,963              22,077              24,676
  Diluted ............................................       22,197              21,963              22,077              24,920
Per share amounts:
  Basic ..............................................   $    (1.49)         $     0.13         $     (1.48)        $      0.16
                                                          ------------       ------------       ------------        -----------
                                                          ------------       ------------       ------------        -----------
  Diluted ............................................   $    (1.49)         $     0.13               (1.48)        $      0.16
                                                          ------------       ------------       ------------        -----------
                                                          ------------       ------------       ------------        -----------


     See accompanying notes to condensed consolidated financial statements.

                          AZTEC TECHNOLOGY PARTNERS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                              ------------------      ------------------
                                                                  (RESTATED)
Cash flows from operating activities:
 Net income (loss) ..........................................      $ (32,659)              $   4,068
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization expense ....................          5,495                   2,808
   Write-off of goodwill ....................................         41,723                      --
   Deferred income taxes ....................................        (13,578)                    763
   Stock option tender offer ................................             --                   1,897
   Changes in current assets and liabilities ................         15,158                 (20,709)
                                                                   ---------               ---------
    Net cash provided by (used in) operating activities .....         16,139                 (11,173)
                                                                   ---------               ---------

Cash flows from investing activities:
 Cash paid in acquisitions ..................................             --                 (67,247)
 Additions to property and equipment, net of disposals ......         (4,577)                 (3,077)
 Other ......................................................            406                  (1,838)
                                                                   ---------               ---------
    Net cash used in investing activities ...................         (4,171)                (72,162)
                                                                   ---------               ---------

Cash flows from financing activities:
 Proceeds from (payments of) long-term debt .................        (17,721)                 74,092
 Proceeds from issuance of common stock .....................            448                      --
 Payments to U.S. Office Products ...........................             --                  (1,033)
 Capital contribution by U.S. Office Products ...............             --                  14,344
                                                                   ---------               ---------
    Net cash (used in) provided by financing activities .....        (17,273)                 87,403
                                                                   ---------               ---------

Net increase (decrease) in cash and cash equivalents ........         (5,305)                  4,068
Cash and cash equivalents at beginning of period ............          8,763                   1,818
                                                                   ---------               ---------
Cash and cash equivalents at end of period ..................      $   3,458               $   5,886
                                                                   ---------               ---------
                                                                   ---------               ---------







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

4.       STRATEGIC RESTRUCTURING COSTS

         During the third quarter of 1999, the Company initiated a restructuring plan to improve operational efficiencies and close non-profitable operations. The plan includes the closing of the Company's Canfield, Ohio location, as well as significant staff reductions at certain of the Company's operating locations. The Company recorded a strategic restructuring charge of $4.8 million in the third quarter which included employee severance costs, asset impairments, contractual commitments and other costs associated with personnel reductions and facility closures, as well as $.8 million of inventory write-offs which are shown as a reduction of product gross profit. The strategic restructuring plan is expected to be complete by the end of the calendar year.

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


                                               PREVIOUSLY
                                                REPORTED           RESTATED
                                               ----------          --------
AS OF SEPTEMBER 30, 1999:
Inventories                                    $ 10,479            $ 10,714
Deferred revenue                                  7,921               9,827
Other accrued liabilities                         8,123               7,438
THREE MONTHS ENDED SEPTEMBER 30, 1999:
Total revenues                                   96,458              95,231
Total gross profit                               21,242              20,227
Net income                                      (32,488)            (33,087)
Net income per share
  Basic                                        $  (1.46)           $  (1.49)
  Diluted                                      $  (1.46)           $  (1.49)
NINE MONTHS ENDED SEPTEMBER 30, 1999:
Total revenues                                  277,821             275,916
Total gross profit                               61,971              60,301
Net income                                      (31,673)            (32,659)
Net income per share
  Basic                                        $  (1.43)           $  (1.48)
  Diluted                                      $  (1.43)           $  (1.48)



7.       EARNINGS PER SHARE

         The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):




                                                              Three Months ended         Nine Months ended
                                                                 September 30,             September 30,
                                                              ------------------         -----------------
                                                               1999        1998          1999        1998
                                                               ----        ----          ----        ----
Weighted average shares outstanding used in computing
  basic net income (loss) per share .......................   22,197      21,963        22,077      24,676

Dilutive stock options ....................................       --          --            --         244
                                                              ------      ------        ------      ------

Weighted average shares outstanding used in computing
  diluted net income (loss) per share .....................   22,197      21,963        22,077      24,920
                                                              ------      ------        ------      ------
                                                              ------      ------        ------      ------


8.       SEGMENT DATA

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

         Summary information by segment for the three and nine months ended September 30, 1999 and September 30, 1998 is as follows:



                              NEW                     NORTHEAST
                            ENGLAND      TRI-STATE    TELEPHONY      WEST        OTHER        TOTAL
                            -------      ---------    ---------    -------      -------      -------
THREE MONTHS ENDED
  SEPTEMBER 30, 1999 (1)
Revenue:
  Products................  $35,045       $ 8,045      $ 2,427      $     -      $ 7,200      $ 52,717
  Services................    9,263         7,993        7,052       12,395        5,811        42,514
                            -------       -------      -------      -------      -------      --------
    Total.................  $44,308       $16,038      $ 9,479      $12,395      $13,011      $ 95,231
Gross Profit..............  $ 6,123       $ 3,528      $ 4,180      $ 3,313      $ 3,083      $ 20,227
Operating income..........  $ 1,064       $  (705)     $ 1,580      $ 1,481      $   413      $  3,833
Depreciation..............  $   256       $   146      $    84      $    98      $    41      $    625
Assets....................  $50,562       $21,282      $12,517      $14,689      $11,172      $110,222
                            -------       -------      -------      -------      -------      --------
                            -------       -------      -------      -------      -------      --------



                              NEW                     NORTHEAST
                            ENGLAND      TRI-STATE    TELEPHONY      WEST        OTHER        TOTAL
                            -------      ---------    ---------    -------      -------      -------
THREE MONTHS ENDED
  SEPTEMBER 30, 1998
Revenue:
  Products................  $24,589       $ 4,882      $ 2,432      $     -      $ 7,108      $ 39,011
  Services................    8,141         7,487        9,761       10,584        3,118        39,091
                            -------       -------      -------      -------      -------      --------
    Total.................  $32,730       $12,369      $12,193      $10,584      $10,226      $ 78,102
Gross Profit..............  $ 5,619       $ 3,365      $ 5,441      $ 2,230      $ 2,750      $ 19,405
Operating income..........  $ 2,265       $   500      $ 2,956      $   767      $ 1,465      $  7,953
Depreciation..............  $   107       $   106      $    62      $    92      $    34      $    401
Assets....................  $30,439       $16,319      $12,859      $12,599      $12,850      $ 85,066
                            -------       -------      -------      -------      -------      --------
                            -------       -------      -------      -------      -------      --------

                                   New                     Northeast
                                 England      Tri-State    Telephony       West       Other      Total
                                 -------      ---------    ---------       ----       -----      -----
NINE MONTHS ENDED
  SEPTEMBER 30, 1999 (1)
Revenue:
  Products.................     $  96,063    $  25,835     $   6,038    $     -     $  25,989   $ 153,925
  Services.................        27,430       26,027        21,191       28,514      18,829     121,991
                                ---------    ---------     ---------    ---------   ---------   ---------
    Total..................     $ 123,493    $  51,862     $  27,229    $  28,514   $  44,818   $ 275,916
Gross profit...............     $  18,430    $  12,430     $  11,206    $   7,364   $  10,871   $  60,301
Operating income...........     $   4,122    $     340     $   3,775    $   2,687   $   3,824   $  14,748
Depreciation...............     $     518    $     408     $     204    $     294   $     113   $   1,537
Assets.....................     $  50,562    $  21,282     $  12,517    $  14,689   $  11,172   $ 110,222
                                ---------    ---------     ---------    ---------   ---------   ---------
                                ---------    ---------     ---------    ---------   ---------   ---------

                                   New                     Northeast
                                 England      Tri-State    Telephony       West       Other      Total
                                 -------      ---------    ---------       ----       -----      -----
NINE MONTHS ENDED
  SEPTEMBER 30, 1998
Revenue:
  Products.................     $  64,871    $  15,989     $   6,449    $     -     $  13,683   $ 100,992
  Services.................        25,363       22,200        25,244       34,421       6,746     113,974
                                ---------    ---------     ---------    ---------   ---------   ---------
    Total..................     $  90,234    $  38,189     $  31,693    $  34,421   $  20,429   $ 214,966
Gross profit...............     $  16,147    $  10,647     $  13,259    $   7,006   $   4,521   $  51,580
Operating income...........     $   5,228    $   2,401     $   5,536    $   2,926   $   2,176   $  18,267
Depreciation...............     $     325    $     327     $     188    $     294   $      90   $   1,224
Assets.....................     $  30,439    $  16,319     $  12,859    $  12,599   $  12,850   $  85,066
                                ---------    ---------     ---------    ---------   ---------   ---------
                                ---------    ---------     ---------    ---------   ---------   ---------


         A reconciliation of the Company's reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three and nine months ended September 30, 1999 and September 30, 1998 is as follows:

                                             Three Months ended     Three Months ended     Nine Months ended     Nine Months ended
                                             September 30, 1999     September 30, 1998     September 30, 1999    September 30, 1998
                                             ------------------     ------------------     ------------------    ------------------
                                                    (1)                                            (1)
Segment operating income..................       $   3,833              $   7,953               $  14,748             $  18,267
Corporate expenses........................           3,361                  1,300                   8,089                 2,952
Amortization of intangibles...............           1,260                    793                   3,780                 1,624
Strategie restructuring costs.............           3,989                    -                     3,644                 4,946
Write-off of goodwill.....................          41,723                    -                    41,723                   -
                                                 ---------              ---------               ---------             ---------
Consolidated operating income (loss)......       $ (46,500)             $   5,860               $ (42,488)            $   8,745
                                                 ---------              ---------               ---------             ---------
                                                 ---------              ---------               ---------             ---------
Segment assets............................       $ 110,222              $  85,066               $ 110,222             $  85,066
Corporate assets..........................          19,979                 12,226                  19,979                12,226
Intangible assets.........................          84,215                129,645                  84,215               129,645
                                                 ---------              ---------               ---------             ---------
Consolidated assets.......................       $ 214,416              $ 226,937               $ 214,416             $ 226,937
                                                 ---------              ---------               ---------             ---------
                                                 ---------              ---------               ---------             ---------

(1) As restated. See Note 6 to the Condensed Consolidated Financial
    Statements.

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

RESULTS OF OPERATIONS

The following table sets forth various items as a percentage of revenues for the periods indicated.

                                               THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                               ------------------   ------------------   ------------------   ------------------
                                                  (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                   (RESTATED)                                (RESTATED)
Revenues                                                 100.0%               100.0%               100.0%               100.0%
Cost of revenues                                          78.8                 75.2                 78.2                 76.0
                                                      --------             --------             --------             --------
  Gross profit                                            21.2                 24.8                 21.8                 24.0
Selling general and administrative expenses               20.7                 16.3                 19.4                 16.9
Amortization of intangibles                                1.3                  1.0                  1.4                  0.7
Strategic restructuring costs                              4.2                   --                  1.3                  2.3
Write-off of goodwill                                     43.8                   --                 15.1                   --
                                                      --------             --------             --------             --------
  Operating income (loss)                                (48.8)                 7.5                (15.4)                 4.1
Other expense, net                                         1.7                  0.6                  1.7                  0.2
                                                      --------             --------             --------             --------
  Income (loss) before income taxes                      (50.5)                 6.9                (17.1)                 3.9
Provision for (benefit from) income taxes                (15.8)                 3.1                 (5.3)                 2.0
                                                      --------             --------             --------             --------
  Net income (loss)                                      (34.7)%                3.8%               (11.8)%                1.9%
                                                      --------             --------             --------             --------


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Consolidated revenues increased 21.9% from $78.1 million for the three months ended September 30, 1998 to $95.2 million for the three months ended September 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions from sales to existing customers. Services revenue for the three month period ended September 30, 1999 increased modestly from the comparable period of the prior year due to staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions, as well as voice and data infrastructure revenue in the West region. This increase was offset in part by a reduction in voice and data revenue in the Northeast Telephony region.

         Gross profit increased 4.2% from $19.4 million, or 24.8% of revenues, for the three months ended September 30, 1998 to $20.2 million, or 21.2% of revenues, for the three months ended September 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the three months ended September 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing and the write-off of approximately $0.8 million of inventory due to restructuring. The decrease in gross profit as a percentage of revenue was offset in-part by improved margins from services due primarily to improved margins in network and web-based application development related services in the Company's New England and Tri-State regions.

         Selling, general and administrative expenses increased 54.9% from $12.8 million, or 16.3% of revenues, for the three months ended September 30, 1998 to $19.8 million, or 20.7% of revenues, for the three months ended September 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to incentive related costs, primarily commissions, due to increased revenue, higher corporate administrative costs due to increased staffing and investment banking and related legal activities, increased regional costs in New England and higher costs from an acquisition completed in September 1998.

         Amortization of intangibles increased $0.5 million from $0.8 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

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

         Interest and other expense of $0.5 million for the three months ended September 30, 1998 increased to $1.6 million of interest and other expense for the three months ended September 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes was $2.4 million in the three months ended September 30, 1998 compared to a benefit from income taxes of ($15.0) million in the three months ended September 30, 1999, reflecting effective tax rates of 45.0% and (31.3%), respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Consolidated revenues increased 28.4% from $215.0 million for the nine months ended September 30, 1998 to $275.9 million for the nine months ended September 30, 1999. This increase was due primarily to an increase in product sales in the Company's New England and Tri-State regions to existing customers, combined with revenue from the Company's expanded customer base resulting from an acquisition in July 1998. Services revenue for the nine month period ended September 30, 1999 increased modestly from the comparable period of the prior year due to staffing related services resulting from an acquisition in September 1998 combined with an increase in network and application development related services in the New England and Tri-State regions.

This increase was offset in part by a reduction in voice and data infrastructure revenues in the Company's Northeast Telephony and West regions.

         Gross profit increased 16.9% from $51.6 million, or 24.0% of revenues, for the nine months ended September 30, 1998 to $60.3 million, or 21.8% of revenues, for the nine months ended September 30, 1999. The decrease in gross profit as a percentage of revenues was due primarily to a higher concentration of product revenue as a percent of total revenues for the nine months ended September 30, 1999 compared to the prior year period, combined with competitive pressures on product pricing and the write-off of approximately $0.8 million of inventory due to the restructuring. The decrease in gross profit as a percentage of revenue was offset in-part by improved margins from network and web-based application development related services in the Company's New England and Tri-State regions.

         Selling, general and administrative expenses increased 47.9% from $36.3 million, or 16.9% of revenues, for the nine months ended September 30, 1998 to $53.6 million, or 19.4% of revenues, for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to higher corporate costs associated with being an independent, publicly traded company, incentive related costs, primarily commissions, due to increased revenue and legal and investment bank fees associated with the Company's strategic initiatives. Legal and investment bank fees approximated $1.3 million.

         Amortization of intangibles increased $2.2 million from $1.6 million for the nine months ended September 30, 1998 to $3.8 million for the nine months ended September 30, 1999 due to amortization expense related to companies acquired in the second half of 1998.

         Strategic restructuring costs of $3.6 million for the nine months ended September 30, 1999 represent the costs incurred in connection with closing a facility and significantly reducing staff in the Company's Tri-State and New England regions including employee severance, contractual obligations and other costs associated with personnel reductions and facility closures and ($0.3) million for the reversal of excess severance costs associated with restructuring charges accrued in the fourth quarter of 1998. Strategic restructuring costs of $4.9 million for the nine months ended September 30, 1998 represent costs incurred related to the Company's spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and the Company's portion of the costs incurred by USOP as a result of USOP's restructuring plan including costs incurred related to the Company's withdrawn initial public offering.

         Write-off of goodwill for $41.7 million for the nine months ended September 30, 1999 represents $37.4 million for the write-down of intangibles to their estimated fair value, as well as a write-off of goodwill of $4.3 million due to the closing of the Canfield, OH location.

         Interest and other expense of $0.5 million for the nine months ended September 30, 1998 increased to $4.7 million of interest and other expense in the nine months ended September 30, 1999 primarily due to the Company's financing of its acquisitions in the second half of 1998 through its credit facility.

         Provision for income taxes was $4.2 million in the nine months ended September 30, 1998 compared to a benefit from income taxes of ($14.5) million in the nine months ended September 30, 1999, reflecting effective tax rates of 50.8% and (30.7%), respectively.

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

         At September 30, 1999, Aztec had cash of $3.5 million and working capital of ($33.7) million resulting from the classification of the amount outstanding under its credit facility of $72.3 million as a current liability as described on page 7, Note 3. At September 30, 1999, Aztec's stockholders' equity was $74.7 million.

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

         The Company has conducted its assessment of its exposure to the Year 2000 problem and has established a detailed response to that exposure. Generally, the Company has Year 2000 exposure in three areas: 1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage the Company's business; 2) Non-IT Related Systems--equipment with "embedded chips" used by the Company, including telephone and building security systems; and 3) Third Parties--computer systems used by third parties, in particular, customers and suppliers of the Company.

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

MATERIAL AMOUNT OF GOODWILL AND INTANGIBLES

         As of September 30, 1999, approximately $84.2 million, or 39.3% of Aztec's total assets and 112.7% of Aztec's stockholders' equity, constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. Aztec currently amortizes goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces Aztec's operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Aztec will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Aztec would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of Aztec Common Stock.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material changes since the Company's Transition Report on Form 10-K/A Amendment No. 1, filed August 4, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         10.16* Amendment to the Revolving Credit Agreement by and among the Registrant, BankBoston, N.A. as agent, and other banks named therein, dated September 30, 1999

         27.      Financial Data Schedule

         --------------------------------
         *(Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q dated November 15, 1999.)

B.       Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AZTEC TECHNOLOGY PARTNERS, INC.
Date:  JUNE 20, 2000                     BY:  /s/ ROSS J. WEINTRAUB
     -----------------                            ------------------------------
                                                     Ross J. Weintraub
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                   Principal Accounting Officer)