Form 10-Q
period 2000-06-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-08-14
CIK 1055458

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

           For the quarterly period ended June 30, 2000

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

22,810,522 shares of the registrant's common shares, par value $0.001, were outstanding as of August 4, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 JUNE 30, 2000

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets.....................      2

  Condensed Consolidated Statements of Operations...........      3

  Condensed Consolidated Statements of Cash Flows...........      4

  Notes to Condensed Consolidated Financial Statements......      5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     11

Factors That May Affect Future Results......................     15

Item 3. Quantitative and Qualitative Disclosure About Market
  Risks.....................................................     17

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  A.  Exhibits..............................................     18

  B.  Reports on Form 8-K...................................     18

Signatures..................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   3,183      $  4,550
  Accounts receivable, net..................................      38,799        65,481
  Inventories, net..........................................       4,803        10,685
  Unbilled percentage of completion revenues................       2,639         4,730
  Prepaid expenses and other current assets.................       9,508        11,289
  Deferred income taxes.....................................      17,800         5,432
  Net current assets of discontinued operations.............       3,002            --
                                                               ---------      --------
    Total current assets....................................      79,734       102,167
  Property and equipment, net...............................       7,497        10,386
  Intangibles, net..........................................       5,079        55,760
  Deferred income taxes.....................................       9,593         2,476
  Other assets..............................................       1,938         1,908
  Net noncurrent assets of discontinued operations..........      12,960            --
                                                               ---------      --------
    Total assets............................................   $ 116,801      $172,697
                                                               =========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................   $  41,336      $    166
  Accounts payable..........................................      20,322        34,538
  Accrued compensation......................................       5,565         6,570
  Deferred revenue..........................................       6,858        10,140
  Other accrued liabilities.................................      22,155        10,847
                                                               ---------      --------
    Total current liabilities...............................      96,236        62,261
Long-term debt..............................................         101        74,544
Other long-term liabilities.................................       2,069         1,956
                                                               ---------      --------
    Total liabilities.......................................      98,406       138,761
                                                               ---------      --------
Stockholders' equity:
  Common stock--$.001 par value, 150,000,000 shares
    authorized, 22,810,522 and 22,428,837 shares issued and
    outstanding, respectively...............................          23            22
  Additional paid-in capital................................      95,407        94,354
  Retained deficit..........................................     (77,035)      (60,440)
                                                               ---------      --------
    Total stockholders' equity..............................      18,395        33,936
                                                               ---------      --------
    Total liabilities and stockholders' equity..............   $ 116,801      $172,697
                                                               =========      ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                     THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED           ENDED           ENDED
                                                     JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                     -------------   -------------   -------------   -------------
Revenues:
  Products.........................................    $ 37,723         $51,895        $ 75,249         $97,597
  Services.........................................      20,817          22,399          38,724          43,455
                                                       --------         -------        --------         -------
      Total revenues...............................      58,540          74,294         113,973         141,052
                                                       --------         -------        --------         -------
Gross profit:
  Products.........................................       5,176           5,418          10,888           9,387
  Services.........................................       7,265           9,427          12,452          18,100
                                                       --------         -------        --------         -------
      Total gross profit...........................      12,441          14,845          23,340          27,487

Selling, general and administrative expenses.......      15,651          14,066          28,483          25,279
Amortization of intangibles........................         588             893           1,176           1,788
Write-off of goodwill..............................      21,852              --          21,852              --
Strategic restructuring costs......................          --            (345)             --            (345)
                                                       --------         -------        --------         -------
      Operating income (loss)......................     (25,650)            231         (28,171)            765

Interest and other expense.........................       2,810           1,962           4,827           3,835
                                                       --------         -------        --------         -------
Loss from continuing operations before income
  taxes............................................     (28,460)         (1,731)        (32,998)         (3,070)
Income tax benefit.................................      (9,226)           (667)        (11,085)         (1,172)
                                                       --------         -------        --------         -------
Loss from continuing operations....................     (19,234)         (1,064)        (21,913)         (1,898)

Discontinued operations:
  Income from operations of Voice & Data segment
    (less applicable income taxes of $855, $1,139,
    $2,138 and $1,741, respectively)...............         266           1,381           2,110           2,326
  Gain on disposal of Voice & Data segment,
    including provision of $1,993 for operating
    income during phase-out period (less applicable
    taxes of $3,254)...............................       3,208              --           3,208              --
                                                       --------         -------        --------         -------
Net income (loss)..................................    $(15,760)        $   317        $(16,595)        $   428
                                                       ========         =======        ========         =======

Weighted-average shares outstanding:
  Basic............................................      22,594          22,016          22,556          22,016
  Diluted..........................................      22,594          22,016          22,556          22,016

Per share amounts:
  Basic earnings per share:
    Loss from continuing operations................    $  (0.85)        $ (0.05)       $  (0.97)        $ (0.09)
    Discontinued operations:
    Income from operations of Voice & Data
      segment......................................        0.01            0.06            0.09            0.11
    Gain on disposal of Voice & Data segment.......        0.14              --            0.14              --
                                                       --------         -------        --------         -------
Net income (loss)..................................    $  (0.70)        $  0.01        $  (0.74)        $  0.02
                                                       ========         =======        ========         =======

  Diluted earnings per share:
    Loss from continuing operations................    $  (0.85)        $ (0.05)       $  (0.97)        $ (0.09)
    Discontinued operations:
    Income from operations of Voice & Data
      segment......................................        0.01            0.06            0.09            0.11
    Gain on disposal of Voice & Data segment.......        0.14              --            0.14              --
                                                       --------         -------        --------         -------
Net income (loss)..................................    $  (0.70)        $  0.01        $  (0.74)        $  0.02
                                                       ========         =======        ========         =======

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2000      JUNE 30, 1999
                                                              ----------------   ----------------
Cash flows from operating activities:
  Net income (loss).........................................      $(16,595)          $    428
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Income from discontinued operations.....................        (2,110)            (2,326)
    Gain on disposal of discontinued operations.............        (3,208)                --
    Depreciation and amortization expense...................         2,195              2,388
    Write-off of goodwill...................................        21,852                 --
    Deferred income taxes...................................        19,485                332
    Changes in operating assets and liabilities, net of
      effects from dispositions.............................       (24,098)             2,739
                                                                  --------           --------
      Net cash (used in) provided by continuing
        operations..........................................        (2,479)             3,561
      Net cash provided by discontinued operations..........         4,531              8,539
                                                                  --------           --------
      Net cash provided by operating activities.............         2,052             12,100
                                                                  --------           --------
Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....        (1,557)            (2,722)
  Net cash proceeds from disposal of discontinued
    operations..............................................        30,690                 --
  Other.....................................................          (510)              (724)
                                                                  --------           --------
      Net cash provided by (used in) investing activities...        28,623             (3,446)
                                                                  --------           --------
Cash flows from financing activities:
  Payments of long-term debt................................       (33,096)           (14,702)
  Proceeds from issuance of common stock....................         1,054                448
                                                                  --------           --------
      Net cash used in financing activities.................       (32,042)           (14,254)
                                                                  --------           --------
Net decrease in cash and cash equivalents...................        (1,367)            (5,600)
Cash and cash equivalents at beginning of period............         4,550              8,763
                                                                  --------           --------
Cash and cash equivalents at end of period..................      $  3,183           $  3,163
                                                                  ========           ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. NATURE OF BUSINESS

    We are a provider of e-Solutions for our clients which permit them to exploit Internet, intranet and extranet technologies for a competitive advantage.

2. BASIS OF PRESENTATION

    We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in our Annual Report on Form 10-K/A filed May 1, 2000. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

3. CREDIT FACILITY

    We entered into a credit facility with our bank lenders in July 1998, with amendments made to the underlying agreement on October 5, 1998, September 30, 1999, March 30, 2000, May 18, 2000 and June 17, 2000. The credit facility consists of a term portion, which was used to finance acquisitions and a revolver portion which we use to fund our working capital needs. During the second quarter ending June 30, 2000, we reduced the amount outstanding under the term portion of the credit facility from $69.3 million to $39.3 million. During this same period, the revolver portion of the credit facility increased from $1 million to $2 million out of a total available of $15 million.

    As of June 30, 2000, we were not in compliance with one financial covenant under the credit facility requiring a minimum debt service coverage. We are discussing with our lenders the terms on which they would be willing to waive that noncompliance. While we have reached agreement in principal on terms, we have not yet signed an actual waiver. Under the agreement in principal, the lenders would waive compliance with this covenant through April 30, 2001, the maturity date of the credit facility, and we would agree (i) to issue currently exercisable warrants to purchase a number of shares equal to 3% of our outstanding common stock on a fully diluted basis, at an exercise price of $0.01 per share and to register the shares issuable upon the exercise of the warrants so that they may be freely sold; (ii) to pay interest on outstanding debt on a monthly basis; (iii) to issue additional warrants to purchase a number of shares equal to 1% of our outstanding common stock on a fully diluted basis, at $0.01 per share if the outstanding loan commitment is not less than $32 million by December 31, 2000; and (iv) that the lenders' approval of any transaction involving a realization on our investment in our subsidiary Blueflame Inc. will be conditioned upon the payment to them of an amount equal to the amounts outstanding under the credit facility. "Loan commitment" means, the amount outstanding under the term portion of our credit facility plus the amount of our lenders' obligation to loan funds to us under the revolver portion of that facility. Blueflame Inc., or Blueflame, is the new name of our subsidiary Professional Computer Solutions, Inc.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

3. CREDIT FACILITY (CONTINUED)
    The loans due under the credit facility are to be repaid by April 30, 2001. We intend to repay these loans through the sale or other disposition and restructuring of our subsidiaries or by realizing on the value of our investment in Blueflame. There can be no assurance that the proceeds of such sales or realizations will be sufficient to repay the amounts due under the credit facility. In the March 30, 2000 amendment to the credit facility, the lenders pre-approved these sales on the condition that the proceeds from each sale are paid to the lenders and that these proceeds are in excess of certain minimum amounts. In the event that the proceeds from a sale to be paid to the lenders are less than the pre-approved amounts, we would be required to obtain the approval of our lenders.

    As of June 30, 2000, we had borrowed funds under the credit facility in excess of our eligible accounts receivable. As a result, we incurred an over-advance fee of $318,000 which has been paid.

4. EARNINGS (LOSS) PER SHARE

    The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Weighted average shares outstanding used in computing
  basic net income (loss) per share.....................   22,594     22,016     22,556     22,016
Dilutive stock options..................................       --         --         --         --
                                                           ------     ------     ------     ------
Weighted average shares outstanding used in computing
  diluted net income (loss) per share...................   22,594     22,016     22,556     22,016
                                                           ======     ======     ======     ======

5. NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of calendar 2000. We are currently evaluating the impact of SAB 101 on our results of operations and financial position.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination; FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

6. SEGMENT DATA

    We are managing our business segments on a business sector basis. Our reportable segments have been comprised of e-Integration, e-Solutions, Voice and Data and Other. Our Voice and Data segment is considered a discontinued operation, due to the sale of three Voice and Data subsidiaries in June 2000 and the contemplated sale of the remaining Voice and Data subsidiary in the second half of 2000.

    We evaluate the performance of our segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as other non-recurring, restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

Summary information by segment for the three and six months ended June 30, 2000 and June 30, 1999 is as follows:

                                             E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL   DISC OPS    TOTAL
                                             -------------   -----------   --------   ---------   --------   --------
THREE MONTHS ENDED JUNE 30, 2000
Revenue:
  Products.................................     $33,531        $    --      $4,192     $37,723    $ 3,266    $40,989
  Services.................................       8,313          8,227       4,277     $20,817     19,002    $39,819
                                                -------        -------      ------     -------    -------    -------
      Total................................     $41,844        $ 8,227      $8,469     $58,540    $22,268    $80,808
Gross profit...............................     $ 5,443        $ 5,018      $1,980     $12,441    $ 6,224    $18,665
Operating income (loss)....................     $(1,846)       $   693      $  484     $  (669)   $ 1,699    $ 1,030
Depreciation...............................     $   258        $   139      $   44     $   441    $   179    $   620
Assets.....................................     $44,811        $10,124      $4,607     $59,542    $ 3,416    $62,958
                                                =======        =======      ======     =======    =======    =======

                                            E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL   DISC OPS    TOTAL
                                            -------------   -----------   --------   ---------   --------   --------
THREE MONTHS ENDED JUNE 30, 1999
Revenue:
  Products................................     $43,586        $   --      $ 8,309     $51,895    $ 1,820    $53,715
  Services................................      10,388         5,558        6,453     $22,399     18,652    $41,051
                                               -------        ------      -------     -------    -------    -------
      Total...............................     $53,974        $5,558      $14,762     $74,294    $20,472    $94,766
Gross profit..............................     $ 8,542        $2,327      $ 3,976     $14,845    $ 6,710    $21,555
Operating income..........................     $ 1,086        $  621      $ 1,790     $ 3,497    $ 2,411    $ 5,908
Depreciation..............................     $   161        $   82      $    27     $   270    $   185    $   455
Assets....................................     $49,451        $6,941      $14,348     $70,740    $28,587    $99,327
                                               =======        ======      =======     =======    =======    =======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

6. SEGMENT DATA (CONTINUED)

                                          E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL   DISC OPS    TOTAL
                                          -------------   -----------   --------   ---------   --------   --------
SIX MONTHS ENDED JUNE 30, 2000
Revenue:
  Products..............................     $65,945        $    --     $ 9,304    $ 75,249    $ 6,125    $ 81,374
  Services..............................      17,135         13,924       7,665    $ 38,724     42,228    $ 80,952
                                             -------        -------     -------    --------    -------    --------
      Total.............................     $83,080        $13,924     $16,969    $113,973    $48,353    $162,326
Gross profit............................     $12,967        $ 6,637     $ 3,736    $ 23,340    $13,928    $ 37,268
Operating income (loss).................     $  (570)       $  (180)    $   439    $   (311)   $ 4,155    $  3,844
Depreciation............................     $   491        $   255     $   103    $    849    $   392    $  1,241
Assets..................................     $44,811        $10,124     $ 4,607    $ 59,542    $ 3,416    $ 62,958
                                             =======        =======     =======    ========    =======    ========

                                          E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL   DISC OPS    TOTAL
                                          -------------   -----------   --------   ---------   --------   --------
SIX MONTHS ENDED JUNE 30, 1999
Revenue:
  Products..............................     $78,795        $    --     $18,802    $ 97,597    $ 3,611    $101,208
  Services..............................      19,524         10,927      13,004    $ 43,455     36,022    $ 79,477
                                             -------        -------     -------    --------    -------    --------
      Total.............................     $98,319        $10,927     $31,806    $141,052    $39,633    $180,685
Gross profit............................     $14,924        $ 4,776     $ 7,787    $ 27,487    $12,587    $ 40,074
Operating income........................     $ 1,923        $ 1,604     $ 3,411    $  6,938    $ 3,978    $ 10,916
Depreciation............................     $   318        $   151     $    73    $    542    $   369    $    911
Assets..................................     $49,451        $ 6,941     $14,348    $ 70,740    $28,587    $ 99,327
                                             =======        =======     =======    ========    =======    ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

6. SEGMENT DATA (CONTINUED)
    A reconciliation of our reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three and six months ended June 30, 2000 and June 30, 1999 is as follows:

                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
Segment operating income...................     $    (669)      $   3,497      $    (311)      $  6,938
Corporate expenses.........................         2,541           2,717          4,832          4,730
Amortization of intangibles................           588             894          1,176          1,788
Strategic restructuring costs..............            --            (345)            --           (345)
Write-off of goodwill......................        21,852              --         21,852             --
                                                ---------       ---------      ---------       --------
Operating income (loss)....................       (25,650)            231        (28,171)           765
                                                =========       =========      =========       ========
Segment assets.............................     $  59,542       $  70,740      $  59,542       $ 70,740
Discontinued operations, net assets........         3,416          28,587          3,416         28,587
Corporate assets...........................        36,218          12,025         36,218         12,025
Intangible assets..........................         5,079          72,313          5,079         72,313
Intangible assets discontinued
  operations...............................        12,546          55,785         12,546         55,785
                                                ---------       ---------      ---------       --------
Consolidated assets........................     $ 116,801       $ 239,450      $ 116,801       $239,450
                                                =========       =========      =========       ========

7. DISCONTINUED OPERATIONS

    In June 2000, we completed the sale of three Voice and Data subsidiaries to Morganthaler Partners VI, L.P. for $34.5 million, with $2.0 million of that amount placed in escrow to satisfy potential future indemnification and other obligations. We currently expect to sell the remaining Voice and Data subsidiary in the second half of 2000. As a result we have recorded a net after tax gain of $3.2 million reflecting these activities as part of discontinued operations. The Voice and Data segment has been reported as a discontinued operation in the Condensed Consolidated Statements of Operations and prior period results of operations have been restated accordingly. Revenues from discontinued operations are as follows:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------   -------------   -------------
Revenues:
  Products..................................     $ 3,266         $ 1,820         $ 6,125         $ 3,611
  Services..................................      19,002          18,652          42,228          36,022
                                                 -------         -------         -------         -------
      Total revenues........................     $22,268         $20,472         $48,353         $39,633
                                                 =======         =======         =======         =======

    At June 30, 2000, the remaining net assets of the Voice and Data segment of approximately $16.0 million consisted of $7.0 million of current assets, primarily accounts receivable and inventory, $13.0 million of intangibles and equipment, and $4.0 million of current liabilities, primarily accounts payable and other accrued liabilities.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8. IMPAIRMENT OF INTANGIBLE ASSETS

    We recorded a non-cash accounting charge of $21.9 million in the second quarter of 2000 related to the impairment of certain intangible assets based on our review of future operating cashflows and estimated proceeds from divestiture of subsidiaries to which they relate.

9. TAXES

    Deferred taxes increased as a result of the recognition of a tax benefit resulting from our operating losses for the six months ended June 30, 2000. Taxes payable of $13,801 (included in other accrued liabilities) increased as a result of taxes payable on the sale of the subsidiaries in our Voice and Data segment described in Note 7.

10. SUBSEQUENT EVENTS

    In July 2000, we initiated a restructuring plan to improve operational efficiencies and close non-profitable operations. The plan included the closing of our Trumbell, Connecticut location, as well as staff reductions at certain of our operating locations. We are currently reviewing restructuring charges estimated to be between $1.0 and $2.0 million which will be recorded in the third quarter of 2000 and which will include employee severance costs, asset impairments and other costs associated with personnel reductions and facility closures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a provider of e-Solutions for our clients which permit them to exploit Internet, intranet and extranet technologies for a competitive advantage. We have provided in the past a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States. We are in the process of selling, closing and restructuring our other subsidiaries, so that we may focus on maximizing the value of our e-Solutions business through Blueflame and on repaying by April 30, 2001 the debt outstanding under our credit facility.

    We have retained financial advisors to assist us in the sale of PCM, Inc. and McDowell, Tucker & Co. and to advise us on realizing on our investment in Blueflame.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three and six months ended June 30, 2000 and June 30, 1999:

                             THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                               JUNE 30, 2000        JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999
                             ------------------   ------------------   ----------------   ----------------
                                (UNAUDITED)          (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
Revenues...................        100.0%               100.0%              100.0%             100.0%
Cost of revenues...........         78.7                 80.0                79.5               80.5
                                   -----                -----               -----              -----
  Gross profit.............         21.3                 20.0                20.5               19.5
Selling, general and
  administrative
  expenses.................         26.7                 18.9                25.0               17.9
Amortization of
  intangibles..............          1.0                  1.2                 1.0                1.3
Write-off of goodwill......         37.3                  0.0                19.2                0.0
Strategic restructuring
  costs....................          0.0                 (0.5)                0.0               (0.2)
                                   -----                -----               -----              -----
  Operating income
    (loss).................        (43.7)                 0.4               (24.7)               0.5
Other expense, net.........          4.8                  2.6                 4.2                2.7
                                   -----                -----               -----              -----
  Loss before income
    taxes..................        (48.5)                (2.2)              (28.9)              (2.2)
Benefit from income
  taxes....................        (15.8)                (0.9)               (9.7)              (0.8)
                                   -----                -----               -----              -----
  Net loss.................        (32.7)%               (1.3)%             (19.2)%             (1.4)%

Income from discontinued
  operations (net of
  tax).....................          0.5                  1.9                 1.9                1.6
Gain on disposal of V&D
  (net of tax).............          5.5                  0.0                 2.8                0.0
                                   -----                -----               -----              -----
  Net income (loss)........        (26.7)%                0.6%              (14.5)%              0.2%
                                   =====                =====               =====              =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  1999.

    Consolidated revenues from continuing operations decreased 21.3% from $74.3 million in the three months ended June 30, 1999 to $58.5 million for the three months ended June 30, 2000. This decrease was due primarily to a decrease in product revenues in our e-Integration business of approximately $10.1 million as this business segment attempts to move towards a higher concentration of service sales. In addition, revenues decreased by approximately $6.3 million in our Other segment primarily attributable to a downturn in performance of PCM, Inc.'s delivery of hardware and network integration services.

    The decrease in revenues for the three months ended June 30, 2000 compared to the prior year period was offset in part by an increase in our e-Solutions revenues of $2.7 million or 48.0%. This increase can be attributed to Blueflame's significant investment in technical, sales and marketing personnel and related activities.

    Gross profit from continuing operations decreased 16.2% from $14.8 million, or 20.0% of revenues, for the three months ended June 30, 1999 to $12.4 million, or 21.3% of revenues, for the three months ended June 30, 2000. The increase in gross profit as a percentage of revenues was due primarily to a higher concentration of service revenues with higher margins. In addition, product margins as a percentage of revenue increased from 10.4% for the three months ended June 30, 1999 to 13.7% for the three months ended June 30, 2000 primarily attributable to product margins in our e-Integration business.

    Selling, general and administrative expenses from continuing operations increased 11.3% from $14.1 million, or 18.9% of revenues, for the three months ended June 30, 1999 to $15.7 million, or 26.7% of revenues, for the three months ended June 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the cost of our significant investments in our Blueflame subsidiary in the area of technical, selling, marketing, and other related administrative activities. The increase was offset in part by the impact of cost reduction actions we took in the second half of 1999.

    Amortization of intangibles from continuing operations decreased $.3 million from $.9 million for the three months ended June 30, 1999 to $.6 million for the three months ended June 30, 2000 due to the related impact of write-offs of goodwill of $69.1 million for the year ended December 31, 1999.

    Write-off of goodwill for the three months June 30, 2000 of $21.9 million represents the write-down of intangible assets to their estimated fair value.

    Interest and other expense from continuing operations of $2.0 million for the three months ended June 30, 1999 increased to $2.8 million in the three months ended June 30, 2000 primarily due to increased interest rates on our credit facility in the fourth quarter of 1999 and at the beginning of the second quarter of 2000. In addition, interest expense increased in the comparable period because of increased bank fees associated with an amendment made to our credit facility on March 30, 2000.

    Income tax benefit from continuing operations increased from $.7 million in the three months ended June 30, 1999 to $9.2 million in the three months ended June 30, 2000, reflecting effective tax rates of 38.5% and 32.4%, respectively.

    Discontinued operations represent the results of our Voice and Data segment for the comparable periods including the expected after tax gain on the completed disposal of the segment.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    Consolidated revenues from continuing operations decreased 19.2% from $141.1 million in the six months ended June 30, 1999 to $114.0 million for the six months ended June 30, 2000. This decrease was due primarily to a decrease in product revenues in our e-Integration business of approximately $12.9 million as this business segment attempts to move towards a higher concentration of service sales. In addition, revenues decreased by approximately $14.8 million in our Other segment primarily attributable to a downturn in performance of PCM, Inc.'s delivery of hardware and network integration services.

    Gross profit from continuing operations decreased 15.1% from $27.5 million, or 19.5% of revenues, for the six months ended June 30, 1999 to $23.3 million, or 20.5% of revenues, for the six months ended June 30, 2000. The increase in gross profit as a percentage of revenues was due primarily to a higher concentration of service revenues with higher margins. In addition, product margins as a percentage of revenue increased from 9.6% for the six months ended June 30, 1999 to 14.5% for the six months ended June 30, 2000 primarily attributable to product margins in our e-Integration business.

    Selling, general and administrative expenses from continuing operations increased 12.7% from $25.3 million, or 17.9% of revenues, for the six months ended June 30, 1999 to $28.5 million, or 25.1% of revenues, for the six months ended June 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the cost of our significant investments in our Blueflame subsidiary in the area of technical, selling, marketing, and other related administrative activities. The increase was offset in part by the impact of cost reduction actions we took in the second half of 1999.

    Amortization of intangibles from continuing operations decreased $.6 million from $1.8 million for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000 due to the related impact of write-offs of goodwill of $69.1 million for the year ended December 31, 1999.

    Write-off of goodwill for the six months June 30, 2000 of $21.9 million represents the write-down of intangible assets to their estimated fair value.

    Interest and other expense from continuing operations of $3.8 million for the six months ended June 30, 1999 increased to $4.8 million in the six months ended June 30, 2000 primarily due to increased interest rates on our credit facility in the fourth quarter of 1999 and at the beginning of the second quarter of 2000. In addition, interest expense increased in the comparable period because of increased bank fees associated with an amendment made to our credit facility on March 30, 2000.

    Income tax benefit increased from $1.2 million in the six months ended
June 30, 1999 to $11.1 million in the six months ended June 30, 2000, reflecting effective tax rates of 38.2% and 33.6%, respectively.

    Discontinued operations represent the results of our Voice and Data segment for the comparable periods including the expected after tax gain on the completed disposal of the segment.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, we had cash of $3.2 million and working capital deficit of ($16.5) million resulting from the classification of the amount outstanding under our credit facility of $41.3 million as a current liability.

    During the six months ended June 30, 2000, net cash used in continuing operating activities was $2.5 million. Net cash provided by investing activities was $28.6 million, which consisted primarily of $30.7 million of net cash proceeds from disposal of three of our subsidiaries. Net cash used in financing activities was $32.0 million, which consisted of a $30.0 million paydown of the term portion of our credit facility and a $3.0 million paydown of the working capital portion of the credit facility, offset by approximately $1.0 million in proceeds from issuance of common stock.

    During the six months ended June 30, 1999, net cash provided by continuing operating activities was $3.6 million. Net cash used in investing activities was $3.4 million, which consisted primarily of $2.7 million of additions of property and equipment. Net cash used in financing activities was $14.3 million, reflecting the $10.6 million recovery from Solutions, E.T.C. used to pay down long-term debt on the credit facility, as well as payment of approximately $4.0 million to reduce the working capital portion of the credit facility.

    As of June 30, 2000, we had made $1.6 million in capital expenditures against the $4.0 million budgeted for 2000. The largest items include $1.4 million for additions to equipment.

    We will rely primarily on the revolver portion of our line of credit and, to a lesser extent, on cash from operating activities to meet our cash flow needs over the next six months. For a description of the line of credit, see Note 3 to
Item 1--Financial Statements. We expect that as we sell certain subsidiaries our cash flow from operations will decline. We anticipate, however, that we will have adequate funds available under the revolver portion of our line of credit to fund our divestiture strategy and to sustain our remaining operations through December 31, 2000.

    Our ability to satisfy our liquidity requirements after December 31, 2000 will depend on the timing and the proceeds that we receive from the sale or other disposition and restructuring of our subsidiaries and from the realization on our investment in Blueflame. Our line of credit expires on April 30, 2001 by which time we are required to have repaid amounts outstanding under that facility. We estimate that we will be able to do so through the sale of subsidiaries and by realizing on the value of Blueflame. There are, however, significant uncertainties that may effect our ability to provide cash from these sources. These include the price at which we sell or dispose of certain of our subsidiaries other than Blueflame and the terms upon which we may realize on our investment in Blueflame.

    We have made progress during the second quarter in the sale of our subsidiaries and in reducing the amount due under our line of credit. In
June 2000, we completed the sale of three of our Voice and Data subsidiaries for $34.5 million and used substantially all of those proceeds to reduce our obligations under the term portion of our credit facility. We have entered into negotiations for the sale of our remaining Voice and Data subsidiary, Aztec International. We anticipate that proceeds of that sale will also be used to further reduce our obligations under the term portion of our credit facility. Upon the sale of Aztec International, our remaining subsidiaries will consist of McDowell, Tucker & Co., PCM, Inc., Digital Network Associates LLC, Aztec Technology Partners of New England LLC, and Blueflame. We have distributed offering memorandums regarding the sale of McDowell Tucker and PCM.

    As a corporation organized under Delaware law, we must obtain the approval of our stockholders if we sell substantially all of our assets. We will therefore be required to file proxy materials with the SEC and hold a stockholders meeting to obtain approval for the proposed sales of our subsidiaries.

    In the March 30, 2000 amendment to the credit facility, we committed to proceed on a commercially reasonable basis with the initial public offering of Blueflame. Subsequent market conditions and other considerations have caused us to delay the public offering of Blueflame stock. We are considering our alternatives to realize on our investment in Blueflame, and we have retained a financial advisor to assist us on those alternatives.

    There can be no assurance that we will be able to successfully complete the sale of any of our subsidiaries and realize on our investment in Blueflame or that the sales of these subsidiaries and such realization will raise sufficient proceeds to satisfy our outstanding obligations to our lenders. Proceeds received upon the sale of the subsidiaries will be primarily used to reduce the amount outstanding under the credit facility and will not, therefore, be available for operating cash flow purposes.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of calendar 2000. We are currently evaluating the impact of SAB 101 on our results of operations and financial position.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NOT BE ABLE TO REPAY THE LOANS UNDER THE CREDIT FACILITY BY APRIL 2001.

    We currently estimate that we will be able to repay the amounts outstanding under the credit facility by its maturity on April 30, 2001 through the sales of subsidiaries and by realizing on the value of our investment in Blueflame. There can be no assurance, however, that we will be able to successfully complete the sale of our subsidiaries, or that the sales or other disposition of these subsidiaries and realizing on Blueflame will raise sufficient proceeds to satisfy our obligations under the credit facility.

THE SALE OF OUR SUBSIDIARIES MAY IMPAIR OUR ABILITY TO GENERATE ADEQUATE CASH FLOW.

    The continued sale or other disposition and restructuring of our subsidiaries could result in our not having adequate cash flow to sustain operations. While our current projections indicate that we will be able to continue to divest subsidiaries and maintain adequate cash flow, there can be no assurance that our forecasts will be realized in fact.

OUR BUSINESS STRATEGY WILL FOCUS ON THE SUCCESS OF BLUEFLAME AND COULD BE AFFECTED BY RISKS ASSOCIATED WITH BLUEFLAME'S BUSINESS.

    As we sell, restructure, or dispose of our subsidiaries, our success increasingly becomes dependant on the success of Blueflame. Risks associated with Blueflame's business include a reliance, under short term contracts, on a small number of clients that comprise a substantial portion of its e-Solutions revenues. During the first six months of 2000, Blueflame's five largest clients accounted for nearly 70% of its revenue. Additionally, Blueflame has experienced operating losses in the first half of 2000 as it made significant investments in recruiting technical, sales and marketing personnel and related expenses to expand its business, as well as expenses associated with a proposed initial public offering. Blueflame's ability to generate operating profits in the future will depend heavily on its ability to grow its service revenues and to fully utilize its technical personnel. Blueflame has recently changed its name and will require time and investment to build brand awareness. The market for providing e-Solutions professional services is continuously evolving and intensely competitive. We expect competition to intensify even further. Some of Blueflame's competitors have longer operating histories and many competitors have more clients, longer client relationships, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. As a result, Blueflame's competitors may be in a stronger position to respond quickly to emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than Blueflame.

WE MAY BE UNABLE TO ATTRACT AND RETAIN OUR EMPLOYEES WHICH MAY RESULT IN OUR INABILITY TO SUCCESSFULLY COMPETE.

    Aztec's business involves the delivery of professional services and is labor intensive. Our success depends in large part on our ability to attract, develop, motivate, and retain technical professionals. At June 30, 2000 approximately 66% of Aztec employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of technical professionals in the future. Our proposed sale, restructuring, or other disposition of our subsidiaries may make it more difficult to retain employees. An increase in turnover rates could have a material adverse effect on our business, including our ability to divest our subsidiaries in a timeframe and at values which are adequate to repay amounts due under our credit facility by April 30, 2001.

WE RELY ON A NUMBER OF KEY PERSONNEL, THE LOSS OF ANY OF THESE INDIVIDUALS COULD ADVERSELY AFFECT OUR OPERATIONS.

    Our operations depend on the continued efforts of Ira Cohen, our President and Chief Operating Officer, Ross Weintraub, our Chief Financial Officer, our operating company presidents, particularly Benjamin Tandowski, the president of Blueflame, and the senior management of certain of our operating companies. If any of these people becomes unable to continue in his or her present role, or if we are unable to attract and retain other skilled professionals, our business, or the business of our operating subsidiaries, could be adversely affected. We do not currently maintain key man life insurance policies for any of our officers or other personnel.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION ON A QUARTERLY BASIS AND THE FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADJUST TO RAPID TECHNOLOGICAL CHANGES.

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

WE HAVE A SIGNIFICANT AMOUNT OF GOODWILL AND INTANGIBLES ON OUR FINANCIAL STATEMENTS WHICH IS SUBJECT TO PERIODIC REVIEW AND POTENTIAL WRITE DOWNS, WHICH MAY REDUCE OUR INCOME AND ADVERSELY AFFECT OUR STOCK PRICE.

    As of June 30, 2000, approximately $17.6 million, or 15.1% of our total assets and 95.8% of our stockholders' equity constituted goodwill and intangibles. Goodwill represents the excess of cost over the fair market value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase method of accounting. We currently amortize goodwill on a straight line method over a period ranging from 15-40 years and identified intangible assets are amortized on a straight line basis, generally over four years with the amount amortized in a particular period constituting a non-cash expense that reduces our operating results. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, we will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of our Common Stock.

THE SPIN-OFF FROM OUR PREDECESSOR MAY RESULT IN CONTINGENT LIABILITIES.

    In June 1998, we were part of a spin-off of subsidiaries from U.S. Office Products and entered into a number of contractual arrangements which provide for, among other things, that we indemnify our predecessor corporation from tax and other liabilities relating to our businesses prior to and following the spin-off. For a discussion of the risk factors related to the spin-off, reference is made to the risk factors in our Annual Report on Form 10-K/A for the year ended December 31, 1999.

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS." FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTENT," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO THE GRANT OF A WAIVER BY OUR BANKS FOR OUR NONCOMPLIANCE WITH THE CREDIT FACILITY, OUR ANTICIPATED CASH FLOW, AND TO FUTURE ACTIONS SUCH AS SALE OF ASSETS OR SUBSIDIARIES, FUTURE PERFORMANCE, OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES, THE NEED FOR BANK APPROVALS OF CERTAIN TRANSACTIONS, THE EXISTENCE OF A MARKET FOR OUR SECURITIES OR THOSE OF BLUEFLAME, AND LIQUIDITY ISSUES.

    ANY OF THESE FORWARD-LOOKING STATEMENTS MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. THESE RISKS INCLUDE THE VARIABILITY OF OUR QUARTERLY OPERATING RESULTS, THE INHERENT DIFFICULTIES IN PROJECTING FINANCIAL RESULTS IN OUR INDUSTRY, AND OTHER RISKS IDENTIFIED BY US FROM TIME TO TIME IN OUR 10-Q, 8-K AND 10-K REPORTS, AND AMENDMENTS TO THOSE REPORTS, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALSO NOTE THAT WE PROVIDE A CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE SECTIONS TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT US. FINALLY, WE CALL YOUR ATTENTION TO THE FACT THAT WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We are exposed to interest rate change market risk principally with respect to our credit facility, which is priced based on certain interest rate alternatives. At June 30, 2000, approximately $41.3 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 2000 could have a positive or negative effect on our interest expense. We do not engage in financial transactions for trading or speculative purposes.

    We do not believe that we face primary market risk exposure that is material to our operations.

                           PART II. OTHER INFORMATION

ITEM 2  EXHIBITS AND REPORTS ON FORM 8-K

    A.  Exhibits

       27. Financial Data Schedule

    B.  Reports on Form 8-K

       We filed a Current Report on Form 8-K/A, dated June 21, 2000, reporting (under Item 2 thereof) the sale on June 7, 2000 of three of our Voice and Data subsidiaries to CMF Holdings, Inc., a wholly-owned subsidiary of Morgenthaler Partners VI, L.P.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                                  AZTEC TECHNOLOGY PARTNERS, INC.

                                                       BY:  /s/ ROSS J. WEINTRAUB
                                                            --------------------------------------
                                                            Ross J. Weintraub
                                                            CHIEF FINANCIAL OFFICER
                                                            DULY AUTHORIZED OFFICER AND
                                                            PRINCIPAL ACCOUNTING OFFICER