Form 10-Q
period 2000-09-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2000-11-14
CIK 1055458

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

             For the quarterly period ended September 30, 2000

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

22,981,302 shares of the registrant's common shares, par value $0.001, were outstanding as of October 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                               SEPTEMBER 30, 2000

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets.....................      1

  Condensed Consolidated Statements of Operations...........      2

  Condensed Consolidated Statements of Cash Flows...........      3

  Notes to Condensed Consolidated Financial Statements......      4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

Item 3. Quantitative and Qualitative Disclosure About Market
  Risks.....................................................     15

  Factors That May Affect Future Results....................     16

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  A. Exhibits...............................................     19

  B. Reports on Form 8-K....................................     19

Signatures..................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,640        $  4,550
  Accounts receivable, net..................................      42,185          65,481
  Inventories, net..........................................       5,120          10,685
  Unbilled percentage of completion revenues................       2,410           4,730
  Prepaid expenses and other current assets.................       7,396          11,289
  Deferred income taxes.....................................      17,800           5,432
  Net current assets of discontinued operations.............       2,721              --
                                                                --------        --------
    Total current assets....................................      79,272         102,167
  Property and equipment, net...............................       6,807          10,386
  Intangibles, net..........................................       2,579          55,760
  Deferred income taxes.....................................       9,593           2,476
  Other assets..............................................       1,560           1,908
  Net noncurrent assets of discontinued operations..........      12,927              --
                                                                --------        --------
    Total assets............................................    $112,738        $172,697
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $ 41,724        $    166
  Accounts payable..........................................      21,075          34,538
  Accrued compensation......................................       7,526           6,570
  Deferred revenue..........................................       4,402          10,140
  Other accrued liabilities.................................      20,103          10,847
                                                                --------        --------
    Total current liabilities...............................      94,830          62,261
Long-term debt..............................................          92          74,544
Other long-term liabilities.................................       2,348           1,956
                                                                --------        --------
    Total liabilities.......................................      97,270         138,761
                                                                --------        --------
Stockholders' equity:
  Common stock -- $.001 par value, 150,000,000 shares
    authorized, 22,981,302 and 22,428,837 shares issued and
    outstanding, respectively...............................          23              22
  Additional paid-in capital................................      97,233          94,354
  Retained deficit..........................................     (81,788)        (60,440)
                                                                --------        --------
    Total stockholders' equity..............................      15,468          33,936
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $112,738        $172,697
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                ENDED                ENDED                ENDED                ENDED
                                          SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                          ------------------   ------------------   ------------------   ------------------
Revenues:
  Products..............................       $40,618              $ 50,295             $115,885             $147,898
  Services..............................        20,246                19,411               59,383               63,238
                                               -------              --------             --------             --------
    Total revenues......................        60,864                69,706              175,268              211,136
                                               -------              --------             --------             --------
Gross profit:
  Products..............................         3,776                 2,450               14,664               11,837
  Services..............................         7,255                 9,517               19,707               27,617
                                               -------              --------             --------             --------
    Total gross profit..................        11,031                11,967               34,371               39,454
Selling, general and administrative
  expenses..............................        14,002                14,906               42,485               40,185
Amortization of intangibles.............            --                   893                1,177                2,681
Write-off of goodwill...................         2,500                41,723               24,352               41,723
Strategic restructuring costs...........           530                 3,988                  530                3,643
                                               -------              --------             --------             --------
    Operating loss......................        (6,001)              (49,543)             (34,173)             (48,778)
Interest and other expense..............         2,171                 1,737                5,681                4,890
                                               -------              --------             --------             --------
Loss from continuing operations before
  income taxes..........................        (8,172)              (51,280)             (39,854)             (53,668)
Income tax benefit......................        (2,798)              (17,003)             (13,437)             (17,908)
                                               -------              --------             --------             --------
Loss from continuing operations.........        (5,374)              (34,277)             (26,417)             (35,760)
Discontinued operations:
  Income from operations of Voice & Data
    segment (less applicable income
    taxes of $0, $1,954, $1,806 and
    $3,427, respectively)...............            --                 1,190                1,622                3,101
  Gain on disposal of Voice & Data
    segment, including provision of $782
    and $2,285 respectively for
    operating income during phase-out
    period (less applicable income taxes
    of $409 and $3,556 respectively)....           622                    --                3,447                   --
                                               -------              --------             --------             --------
Net loss................................       $(4,752)             $(33,087)            $(21,348)            $(32,659)
                                               =======              ========             ========             ========
Weighted-average shares outstanding:
  Basic and diluted.....................        22,842                22,197               22,652               22,077
Per share amounts:
  Basic and diluted earnings per share:
    Loss from continuing operations.....       $ (0.24)             $  (1.54)            $  (1.16)            $  (1.62)
    Discontinued operations:
      Income from operations of Voice &
        Data segment....................            --                  0.05                 0.07                 0.14
      Gain on disposal of Voice & Data
        segment.........................          0.03                    --                 0.15                   --
                                               -------              --------             --------             --------
  Net loss..............................       $ (0.21)             $  (1.49)            $  (0.94)            $  (1.48)
                                               =======              ========             ========             ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                             ------------------   ------------------
Cash flows from operating activities:
  Net loss.................................................       $(21,348)            $(32,659)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Income from discontinued operations..................         (1,622)              (3,101)
      Gain on disposal of discontinued operations..........         (3,447)                  --
      Depreciation and amortization expense................          2,793                3,808
      Write-off of goodwill................................         24,352               41,723
      Deferred income taxes................................        (19,485)             (13,578)
      Changes in operating assets and liabilities, net of
        effects from dispositions..........................         11,934                8,411
                                                                  --------             --------
        Net cash (used in) provided by continuing
          operations.......................................         (6,823)               4,604
        Net cash provided by discontinued operations.......          4,190               11,535
                                                                  --------             --------
        Net cash (used in) provided by operating
          activities.......................................         (2,633)              16,139
                                                                  --------             --------
Cash flows from investing activities:
  Additions to property and equipment, net of disposals....         (1,488)              (4,577)
  Net cash proceeds from dispositions......................         33,143                   --
  Other....................................................           (370)                 406
                                                                  --------             --------
        Net cash provided by (used in) investing
          activities.......................................         31,285               (4,171)
                                                                  --------             --------
Cash flows from financing activities:
  Payments of long-term debt...............................        (32,717)             (17,721)
  Proceeds from issuance of common stock...................          1,155                  448
                                                                  --------             --------
        Net cash used in financing activities..............        (31,562)             (17,273)
                                                                  --------             --------
Net decrease in cash and cash equivalents..................         (2,910)              (5,305)
Cash and cash equivalents at beginning of period...........          4,550                8,763
                                                                  --------             --------
Cash and cash equivalents at end of period.................       $  1,640             $  3,458
                                                                  ========             ========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1.  NATURE OF BUSINESS

    We are a provider of e-Solutions for our clients which permit them to exploit Internet, intranet and extranet technologies for a competitive advantage. In the past we have provided a broad range of services principally in the Northeast region of the United States, and to a lesser extent, in other regions of the United States. We are in the process of selling and closing our other subsidiaries, so that we may focus on maximizing the value of our e-Solutions business through Blueflame, Inc. ("Blueflame") and on repaying, by April 30, 2001, the debt outstanding under our credit facility. As part of this process, we are combining certain e-Integration practices and consultants from our subsidiary Digital Network Associates LLC ("DNA") with Blueflame and have substantially completed our exit strategy from DNA's product business.

2.  BASIS OF PRESENTATION

    We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in our Annual Report on Form 10-K/A filed on May 1, 2000. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results expected for the full fiscal period or any other future periods.

3.  CREDIT FACILITY

    We entered into a credit facility with our bank lenders in July 1998, with amendments made to the underlying agreement on October 5, 1998, September 30, 1999, March 30, 2000, May 18, 2000, June 17 2000 and September 15, 2000. The
credit facility consists of a term portion, which was used to finance acquisitions and a revolver portion which we use to fund our working capital needs. During the nine months ended September 30, 2000, we reduced the amount outstanding under the term portion of the credit facility from $69.3 million to $37.7 million. During this same period, the revolver portion of the credit facility decreased from $5 million to $4 million resulting in an $11 million balance available to us at September 30, 2000. The total amount available to us under the revolver portion of the credit facility is $15 million.

    The September 15, 2000 amendment to the credit facility waived our noncompliance, as of June 30, 2000, with one financial covenant requiring a minimum debt service coverage. Under this amendment the lenders waived compliance with the covenant through April 30, 2001, which is the maturity date of the credit facility, and we agreed (i) to issue currently exercisable warrants to purchase shares equal to 3% of our outstanding common stock on a fully diluted basis, at an exercise price of $0.01 per share and to register the shares issuable upon the exercise of the warrants so that they may be freely sold; (ii) to pay interest on outstanding debt on a monthly basis; (iii) to issue additional warrants to purchase a number of shares equal to 1% of our outstanding common stock on a fully diluted basis, at $0.01 per share if the outstanding loan commitment (as defined below) is not less than

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

3.  CREDIT FACILITY (CONTINUED)
$32 million by December 31, 2000; and (iv) to obtain lenders' approval of any transaction involving a realization on our investment in our subsidiary Blueflame will be conditioned upon the re-payment of all amounts outstanding under the credit facility. "Loan commitment" means, the amount outstanding under the term portion of our credit facility plus the amount of our lenders' obligation to loan funds to us under the revolver portion of the credit facility.

    The terms of the amendment also required us to file with the SEC, by October 10, 2000, a registration statement on Form S-3, or if Form S-3 is not available, on Form S-1 or any other form that is available, with respect to the shares issuable upon exercise of the warrants. No registration statement has been filed. Aztec and the lenders are currently discussing a possible extension of the October 10, 2000 deadline.

    The warrants issued to the bank lenders in September 2000 have been assigned a fair value of approximately $1.2 million using an option pricing model. The warrants have been recorded as Additional paid-in capital and as Other assets and are being amortized over the remaining period of the credit facility.

    The loans due under the credit facility are to be repaid by April 30, 2001. We intend to repay these loans through the sale of our subsidiaries and by realizing the value of our investment in Blueflame. There can be no assurance that the proceeds of such sales and realization will be sufficient to repay the amounts due under the credit facility. In the March 30, 2000 amendment to the credit facility, the lenders pre-approved the sale of our subsidiaries on the condition that the proceeds from each sale are paid to the lenders and that the proceeds are in excess of certain minimum amounts. We intend to seek the approval from our lenders for the sales of certain of our subsidiaries where we expect the proceeds to be less than the pre-approved amounts. There can be no assurance that our lenders will approve such request or, if such request is approved, that our lenders will not impose additional conditions on us, including, among other items, the reduction of the amount available under the revolver portion of the credit facility.

    As a corporation organized under Delaware law, we must obtain the approval of our stockholders if we sell substantially all of our assets. We anticipate that we will file proxy materials with the SEC and hold a special stockholders meeting to obtain approval for the proposed sales of certain of our subsidiaries.

    As of September 30, 2000, we had borrowed funds under the credit facility in excess of our eligible accounts receivable. As a result, we incurred over-advance fees of $.1 million and $.4 million for the three and nine months ended September 30, 2000, respectively, which have been charged to results of operations.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

4.  LOSS PER SHARE

    The following is a summary of the shares used in computing basic and diluted net income (loss) per share (in thousands):

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -----------------------       -----------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
Weighted average shares outstanding used in
  computing basic net loss per share..............        22,842         22,197         22,652         22,077
Dilutive stock options............................            --             --             --             --
                                                          ------         ------         ------         ------
Weighted average shares outstanding used in
  computing diluted net income (loss) per share...        22,842         22,197         22,652         22,077
                                                          ======         ======         ======         ======

    Options to purchase approximately .7 million and .1 million shares of common stock were excluded from the computation of diluted EPS for the nine months ended September 30, 2000 and 1999, respectively, as their effect would be anti-dilutive. Options to purchase shares of common stock were excluded from the computation of diluted EPS for the three months ended September 30, 2000 and 1999 and are not material.

5.  NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of calendar 2000. We believe our revenue recognition practices are in compliance with SAB 101.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination; FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material effect on our financial position or results of operations to date and we do not expect it to.

6.  SEGMENT DATA

    We are managing our business segments on an industry or market basis. Our reportable segments have been comprised of e-Integration, e-Solutions, Voice and Data and Other. Our Voice and Data segment is considered a discontinued operation, due to the sale of three Voice and Data subsidiaries in June 2000 and the contemplated sale of the remaining Voice and Data subsidiary in the fourth quarter of 2000.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

6.  SEGMENT DATA (CONTINUED)
    We evaluate the performance of our segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as, other non-recurring and restructuring related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

    Summary information by segment for the three and nine months ended September 30, 2000 and September 30, 1999 is as follows:

                                                                                               DISCONTINUED
                                          E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL    OPERATIONS     TOTAL
                                          -------------   -----------   --------   ---------   ------------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenue:
  Products..............................    $ 36,353        $    --     $ 4,265    $ 40,618       $ 2,763     $ 43,381
  Services..............................       7,706          9,238       3,302    $ 20,246         4,374     $ 24,620
                                            --------        -------     -------    --------       -------     --------
    Total...............................    $ 44,059        $ 9,238     $ 7,567    $ 60,864       $ 7,137     $ 68,001
Gross profit............................    $  4,093        $ 5,250     $ 1,688    $ 11,031       $ 2,503     $ 13,534
Operating income (loss).................    $ (1,351)       $   670     $   500    $   (181)      $ 1,024     $    843
Depreciation............................    $    316        $   164     $    15    $    495       $    60     $    555
Assets..................................    $ 46,410        $ 9,627     $ 5,499    $ 61,536       $ 3,102     $ 64,638

                                                                                               DISCONTINUED
                                          E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL    OPERATIONS     TOTAL
                                          -------------   -----------   --------   ---------   ------------   --------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenue:
  Products..............................    $ 43,103        $    --     $ 7,192    $ 50,295       $ 2,422     $ 52,717
  Services..............................       8,910          4,630       5,871    $ 19,411        23,103     $ 42,514
                                            --------        -------     -------    --------       -------     --------
    Total...............................    $ 52,013        $ 4,630     $13,063    $ 69,706       $25,525     $ 95,231
Gross profit............................    $  7,229        $ 1,654     $ 3,084    $ 11,967       $ 8,260     $ 20,227
Operating income (loss).................    $    (39)       $    47     $   412    $    420       $ 3,412     $  3,832
Depreciation............................    $    284        $    91     $    40    $    415       $   211     $    626
Assets..................................    $ 60,365        $ 5,773     $11,172    $ 77,310       $32,912     $110,222

                                                                                               DISCONTINUED
                                          E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL    OPERATIONS     TOTAL
                                          -------------   -----------   --------   ---------   ------------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue:
  Products..............................    $102,298        $    --     $13,587    $115,885       $ 8,870     $124,755
  Services..............................      24,841         23,162      11,380    $ 59,383        46,189     $105,572
                                            --------        -------     -------    --------       -------     --------
    Total...............................    $127,139        $23,162     $24,967    $175,268       $55,059     $230,327
Gross profit............................    $ 17,060        $11,887     $ 5,424    $ 34,371       $16,431     $ 50,802
Operating income (loss).................    $ (1,921)       $   490     $   939    $   (492)      $ 5,179     $  4,687
Depreciation............................    $    807        $   419     $   118    $  1,344       $   452     $  1,796
Assets..................................    $ 46,410        $ 9,627     $ 5,499    $ 61,536       $ 3,102     $ 64,638

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

6.  SEGMENT DATA (CONTINUED)

                                                                                            DISCONTINUED
                                       E-INTEGRATION   E-SOLUTIONS    OTHER     SUB-TOTAL    OPERATIONS     TOTAL
                                       -------------   -----------   --------   ---------   ------------   --------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenue:
  Products...........................    $121,898        $    --     $26,000    $147,898       $ 6,027     $153,925
  Services...........................      28,434         15,557      19,247    $ 63,238        58,753     $121,991
                                         --------        -------     -------    --------       -------     --------
    Total............................    $150,332        $15,557     $45,247    $211,136       $64,780     $275,916
Gross profit.........................    $ 22,153        $ 6,430     $10,871    $ 39,454       $20,847     $ 60,301
Operating income.....................    $  1,884        $ 1,651     $ 3,823    $  7,358       $ 7,390     $ 14,748
Depreciation.........................    $    602        $   242     $   113    $    957       $   580     $  1,537
Assets...............................    $ 60,365        $ 5,773     $11,172    $ 77,310       $32,912     $110,222

    A reconciliation of our reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the three and nine months ended September 30, 2000 and September 30, 1999 is as follows:

                                       THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                          ENDED                ENDED                ENDED                ENDED
                                    SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                    ------------------   ------------------   ------------------   ------------------
Segment operating income (loss)...       $   (181)            $    420             $   (492)            $  7,358
Corporate expenses................          2,790                3,358                7,622                8,089
Amortization of intangibles.......             --                  894                1,177                2,681
Strategic restructuring costs.....            530                3,988                  530                3,643
Write-off of goodwill.............          2,500               41,723               24,352               41,723
                                         --------             --------             --------             --------
Operating loss....................       $ (6,001)            $(49,543)            $(34,173)            $(48,778)
                                         ========             ========             ========             ========
Segment assets....................       $ 61,536             $ 77,310             $ 61,536             $ 77,310
Discontinued operations, net
  assets..........................          3,102               32,912                3,102               32,912
Corporate assets..................         32,975               19,979               32,975               19,979
Intangible assets.................          2,579               28,797                2,579               28,797
Intangible assets discontinued
  operations......................         12,546               55,418               12,546               55,418
                                         --------             --------             --------             --------
Consolidated assets...............       $112,738             $214,416             $112,738             $214,416
                                         ========             ========             ========             ========

7.  DISCONTINUED OPERATIONS

    In June 2000, we completed the sale of three Voice and Data subsidiaries to Morganthaler Partners VI, L.P. for $34.5 million, with $2.0 million of that amount placed in escrow to satisfy potential future indemnification and other obligations, of which $1.25 million was released from escrow on September 5, 2000 and $.7 million remains in escrow. We expect to sell the remaining Voice and Data subsidiary in the fourth quarter of 2000. As a result, we have recorded a net after tax gain of $.6 million and $3.4 million for the three and nine months ended September 30, 2000, respectively, reflecting these activities as part of discontinued operations. The Voice and Data segment has been reported as a discontinued operation in the Condensed Consolidated Statements of Operations and prior period results of operations have been restated accordingly.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

7.  DISCONTINUED OPERATIONS (CONTINUED)
    At September 30, 2000, the remaining net assets of the Voice and Data segment were valued at approximately $15.0 million and consisted of $7.0 million of current assets, primarily accounts receivable and inventory, $12.9 million of intangibles and equipment, and $4.9 million of current liabilities, primarily accounts payable and other accrued liabilities.

8.  IMPAIRMENT OF INTANGIBLE ASSETS

    We recorded a non-cash accounting charge of $21.9 million in the second quarter of 2000 and $2.5 million in the third quarter of 2000 related to the impairment of certain intangible assets based on our review of future operating cashflows and estimated proceeds from divestiture of subsidiaries to which they relate.

9.  TAXES

    Deferred taxes increased as a result of the recognition of a tax benefit resulting from our operating losses for the nine months ended September 30, 2000. Taxes payable of $10.9 million (included in other accrued liabilities) increased as a result of taxes payable on the sale of the subsidiaries in our Voice and Data segment described in Note 7.

10.  STRATEGIC RESTRUCTURING COSTS

    During the third quarter, we initiated a restructuring plan to improve operational efficiencies and close non-profitable operations. The plan included the closing of our Trumbell, Connecticut location, as well as, staff reductions at certain of our operating locations primarily related to our decision to exit the product business in New York. We recorded a strategic restructuring charge of $1.5 million which included employee severance costs, asset impairments and other costs associated with personnel reductions and facility closures, as well as, $.7 million of inventory write-offs, which are included in cost of product revenues. In addition, we reversed $1.0 million of our third quarter 1999 restructuring provision reflecting finalization of the related restructuring plan.

                        AZTEC TECHNOLOGY PARTNERS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS." FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED CASH FLOW, AND TO FUTURE ACTIONS SUCH AS SALE OF ASSETS OR SUBSIDIARIES, FUTURE PERFORMANCE, OR RESULTS OF CURRENT AND ANTICIPATED SALES AND MARKETING EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES, THE NEED FOR BANK APPROVALS OF CERTAIN TRANSACTIONS, AND LIQUIDITY ISSUES.

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

OVERVIEW

    We are a provider of e-Solutions for our clients which permit them to exploit Internet, intranet and extranet technologies for a competitive advantage. In the past, we have provided a broad range of services principally in the Northeast region of the United States and, to a lesser extent, in other regions of the United States. We are in the process of selling and closing our subsidiaries other than Blueflame, so that we may focus on maximizing the value of our e-Solutions business through Blueflame and on repaying by April 30, 2001 the debt outstanding under our credit facility. As part of this process, we are combining certain e-Integration practices and consultants from our subsidiary Digital Network Associates LLC ("DNA") with Blueflame and have substantially completed our exit strategy from DNA's product business.

    We have retained financial advisors to assist us in the sale of PCM, Inc. and McDowell, Tucker & Co. and to advise us on realizing our investment in Blueflame.

                        AZTEC TECHNOLOGY PARTNERS, INC.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three and nine months ended September 30, 2000 and September 30, 1999:

                              THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                              ------------------   ------------------   ------------------   ------------------
                                 (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Revenues....................        100.0%               100.0%               100.0%               100.0%
Cost of revenues............         81.9                 82.8                 80.4                 81.3
                                    -----                -----                -----                -----
  Gross profit..............         18.1                 17.2                 19.6                 18.7
Selling, general and
  administrative expenses...         23.0                 21.4                 24.2                 19.0
Amortization of
  intangibles...............          0.0                  1.3                  0.7                  1.3
Write-off of goodwill.......          4.1                 59.9                 13.9                 19.8
Strategic restructuring
  costs.....................          0.8                  5.7                  0.3                  1.7
                                    -----                -----                -----                -----
  Operating loss............         (9.8)               (71.1)               (19.5)               (23.1)
Other expense, net..........          3.6                  2.5                  3.2                  2.3
                                    -----                -----                -----                -----
  Loss before income
    taxes...................        (13.4)               (73.6)               (22.7)               (25.4)
Benefit from income taxes...         (4.6)               (24.4)                (7.6)                (8.4)
                                    -----                -----                -----                -----
  Net loss..................         (8.8)%              (49.2)%              (15.1)%              (17.0)%
Income from discontinued
  operations (net of tax)...          0.0                  1.7                  0.9                  1.5
Gain on disposal of Voice
  and Data Segment (net of
  tax)......................          1.0                  0.0                  2.0                  0.0
                                    -----                -----                -----                -----
Net loss....................         (7.8)%              (47.5)%              (12.2)%              (15.5)%
                                    =====                =====                =====                =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1999.

    Consolidated revenues from continuing operations decreased 12.7% from $69.7 million in the three months ended September 30, 1999 to $60.9 million for the three months ended September 30, 2000. This decrease was due primarily to a decrease in product revenues in our e-Integration business of approximately
$6.7 million as this business segment attempts to move towards a higher concentration of service sales. In addition, revenues decreased by approximately $5.5 million in our Other segment, primarily attributable to a downturn in performance of PCM, Inc.'s delivery of hardware and network integration services.

    The decrease in revenues for the three months ended September 30, 2000 compared to the prior year period was offset in part by an increase in our e-Solutions revenues of $4.6 million or 99.5%. This increase can be attributed to Blueflame's significant investment in technical, sales and marketing personnel and related activities as well as, to $1.5 million in recognized revenue which had been deferred in prior periods.

    Gross profit from continuing operations decreased 7.8% from $12.0 million, or 17.2% of revenues, for the three months ended September 30, 1999 to $11.0 million, or 18.1% of revenues, for the three months ended September 30, 2000. The increase in gross profit as a percentage of revenues was due primarily to an increase in margin on product sales from 4.9% to 9.3% for the three months ended September 30, 1999 and 2000, respectively. This increase was due primarily to increased product margins in the e-Integration segment and to lower profit margins in 1999 attributable to disposed or

                        AZTEC TECHNOLOGY PARTNERS, INC.

closed businesses. Service margins increased in our e-Solutions segment from 35.7% to 56.8% of revenues for the three months ended September 30, 1999 and 2000, respectively, due to recognition of deferred revenue in the current period for which costs had been recorded in previous periods. This offset the decrease in service margins in our e-Integration and Other segments from 53.1% to 18.2% for the three months ended September 30, 1999 and 2000 respectively. This decrease in service margins has been due to lower productivity of service personnel in operations designated for disposition.

    Selling, general and administrative expenses from continuing operations decreased 6.1% from $14.9 million, or 21.4% of revenues, for the three months ended September 30, 1999 to $14.0 million, or 23.0% of revenues, for the three months ended September 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the cost of our significant investments in our Blueflame subsidiary in the area of technical, selling, marketing, and other related administrative activities combined with the costs incurred to support our divestiture of businesses not classified as discontinued operations. The increase was offset in part by the impact of cost reduction actions we took in the second half of 1999 and third quarter of 2000.

    Amortization of intangibles from continuing operations decreased
$.9 million from $.9 million for the three months ended September 30, 1999 to $0 for the three months ended September 30, 2000 due to lower intangible asset balances at September 30, 2000 as compared with September 30, 1999 resulting from the write-off of goodwill in prior periods. In addition, intangibles related to certain entities classified as assets held for sale are carried at net realizable value and therefore, are no longer amortized.

    Write-off of goodwill for the three months ended September 30, 2000 of $2.5 million represents the write-down of intangible assets to their estimated fair value.

    Interest and other expense from continuing operations of $1.7 million for the three months ended September 30, 1999 increased to $2.2 million in the three months ended September 30, 2000 primarily due to increased interest rates on our credit facility in the fourth quarter of 1999 and at the beginning of the second quarter of 2000. In addition, interest expense increased in the comparable period because of increased bank fees associated with amendments to our credit facility completed during the first half of 2000.

    Income tax benefit from continuing operations decreased from $17.0 million in the three months ended September 30, 1999 to $2.8 million in the three months ended September 30, 2000, reflecting effective tax rates of 33.2% and 34.2%, respectively.

    Discontinued operations represent the results of our Voice and Data segment for the comparable periods, including the expected after tax gain on the completed disposal of the segment.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    Consolidated revenues from continuing operations decreased 17.0% from $211.1 million in the nine months ended September 30, 1999 to $175.3 million for the nine months ended September 30, 2000. This decrease was due primarily to a decrease in product revenues in our e-Integration business of approximately $19.6 million as this business segment attempts to move towards a higher concentration of service sales. In addition, product revenues decreased by approximately $12.4 million in our Other segment primarily attributable to a downturn in performance of PCM, Inc.'s delivery of hardware and network integration services.

    The decrease in revenues for the nine months ended September 30, 2000 compared to the prior year period was offset in part by an increase in our e-Solutions revenues of $7.6 million or 48.9%. This increase can be attributed to Blueflame's significant investment in technical, sales and marketing

                        AZTEC TECHNOLOGY PARTNERS, INC.

personnel and related activities, as well as, to $2.6 million in recognized revenue which had been deferred in prior periods.

    Gross profit from continuing operations decreased 12.9% from $39.5 million, or 18.7% of revenues, for the nine months ended September 30, 1999 to $34.4 million, or 19.6% of revenues, for the nine months ended September 30, 2000. The increase in gross profit as a percentage of revenues was due primarily to an increase in margin on product sales from 8.0% to 12.7% for the nine months ended September 30, 1999 and 2000, respectively. This increase was due primarily to increased product margins in the e-Integration segment and to lower profit margins in 1999 attributable to disposed or closed businesses. Service margins increased in our e-Solutions segment from 41.3% to 51.3% of revenues for the nine months ended September 30, 1999 and 2000, respectively, due to recognition of deferred revenue in the current period for which costs had been recorded in previous periods. This offset the decrease in service margins in our e-Integration and Other segments from 44.4% to 21.6% for the nine months ended September 30, 1999 and 2000, respectively. This decrease in service margins has been due to lower productivity of service personnel in operations designated for disposition.

    Selling, general and administrative expenses from continuing operations increased 5.7% from $40.2 million, or 19.0% of revenues, for the nine months ended September 30, 1999 to $42.5 million, or 24.2% of revenues, for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the cost of our significant investments in our Blueflame subsidiary in the area of technical, selling, marketing, and other related administrative activities combined with the costs incurred to support our divestiture of businesses not classified as discontinued operations. The increase was offset in part by the impact of cost reduction actions we took in the second half of 1999 and third quarter of 2000.

    Amortization of intangibles from continuing operations decreased
$1.5 million from $2.7 million for the nine months ended September 30, 1999 to $1.2 million for the nine months ended September 30, 2000 due to lower intangible asset balances at September 30, 2000 as compared with September 30, 1999 resulting from the write-off of goodwill in prior periods. In addition, intangibles related to certain entities classified as assets held for sale are carried at net realizable value and therefore, are no longer amortized.

    Write-off of goodwill for the nine months ended September 30, 2000 of $24.4 million represents the write-down of intangible assets to their estimated fair value.

    Interest and other expense from continuing operations of $4.9 million for the nine months ended September 30, 1999 increased to $5.7 million in the nine months ended September 30, 2000 primarily due to increased interest rates on our credit facility in the fourth quarter of 1999 and at the beginning of the second quarter of 2000. In addition, interest expense increased in the comparable period because of increased bank fees associated with amendments made to our credit facility in the first half of 2000.

    Income tax benefit decreased from $17.9 million in the nine months ended September 30, 1999 to $13.4 million in the nine months ended September 30, 2000, reflecting effective tax rates of 33.4% and 33.7%, respectively.

    Discontinued operations represent the results of our Voice and Data segment for the comparable periods, including the expected after tax gain on the completed disposal of the segment.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, we had cash of $1.6 million and a working capital deficit of ($15.6) million resulting from the classification of the amount outstanding under the credit facility of $41.7 million as a current liability.

                        AZTEC TECHNOLOGY PARTNERS, INC.

    During the nine months ended September 30, 2000, net cash used in continuing operating activities was $6.8 million. Net cash provided by investing activities was $31.3 million, which consisted primarily of $33.1 million of net cash proceeds from disposal of four of our subsidiaries. Net cash used in financing activities was $31.6 million, which consisted of a $31.6 million paydown of the term portion of our credit facility and a $1.0 million paydown of the working capital portion of the credit facility, offset by approximately $1.0 million in proceeds from issuance of common stock.

    During the nine months ended September 30, 1999, net cash provided by continuing operating activities was $4.6 million. Net cash used in investing activities was $4.2 million, which consisted primarily of $4.6 million of additions of property and equipment. Net cash used in financing activities was $17.3 million, reflecting the $10.6 million recovery from Solutions, E.T.C. used to pay down long-term debt on the credit facility, as well as payment of approximately $7.0 million to reduce the working capital portion of the credit facility.

    We will rely primarily on the revolver portion of our line of credit and, to a lesser extent, on cash from operating activities to meet our cash flow needs through March 31, 2001. For a description of the line of credit, see Note 3 to
Item 1--Financial Statements. We expect that as we sell certain subsidiaries, our cash flow from operations will decline. We anticipate, however, that we will have adequate funds available under the revolver portion of our line of credit to fund our divestiture strategy and to sustain our remaining operations through March 31, 2001. In the event that we are unable to recognize tax losses generated by the dispositions of our subsidiaries, we will incur a tax obligation due in March 2001 in the amount of approximately $12.0 million relating to the prior sale of our Voice and Data subsidiaries. Due to this and other uncertainties and the timing of, and the amounts received from, the sale of our subsidiaries and our realization on Blueflame, we are unable to forecast our cash flow needs beyond March 31, 2001. Our cash flow requirements beyond March 31, 2001 will be affected by our obligation to pay $3.3 million related to Blueflame compensation commitments during April 2001.

    As our line of credit expires on April 30, 2001, we will be required to have repaid all amounts outstanding under that facility by that date. We estimate that we will be able to do so through the sale of subsidiaries and by realizing on the value of Blueflame. There are, however, significant uncertainties that may effect our ability to obtain cash from these sources. These include the price at which we sell or dispose of our subsidiaries other than Blueflame and the terms upon which we may realize on our investment in Blueflame. In
October 2000, Blueflame issued options to purchase approximately 20% of its issued shares of common stock to its employees, and certain employees of Aztec. Upon any sale or disposition of Blueflame, these option holders may be entitled to up to approximately 20% of the value of Blueflame.

    We have made progress during the year in the sale of our subsidiaries and in reducing the amount due under the credit facility. In June 2000, we completed the sale of three of our Voice and Data subsidiaries for $34.5 million and used substantially all of those proceeds to reduce our obligations under the term portion of the credit facility. In July 2000, we completed the sale of Office Equipment Services, Inc. for $1.7 million and used substantially all of those proceeds to reduce debt. We have entered into negotiations for the sale of our remaining Voice and Data subsidiary, Aztec International, as well as, for the sale of McDowell, Tucker & Co., PCM, Inc. and Aztec Technology Partners of New England LLC. We anticipate that proceeds of these sales will also be used to further reduce our obligations under the term portion of the credit facility. Upon completion of these sales our remaining operating subsidiary will consist of Blueflame.

    As a corporation organized under Delaware law, we must obtain the approval of our stockholders if we sell substantially all of our assets. We anticipate that we will file proxy materials with the SEC

                        AZTEC TECHNOLOGY PARTNERS, INC.

and hold a special stockholders meeting to obtain approval for the proposed sales of certain of our subsidiaries.

    In the March 30, 2000 amendment to the credit facility, we committed to proceed on a commercially reasonable basis with the initial public offering of Blueflame. Subsequent market conditions and other considerations have caused us to delay the public offering of Blueflame stock. We are pursuing alternatives to realize on our investment in Blueflame, and we have retained a financial advisor to assist us in those alternatives.

    There can be no assurance that we will be able to successfully complete the sale of our remaining subsidiaries and realize on our investment in Blueflame, or that the sale of these subsidiaries and such realization will raise sufficient proceeds to satisfy our outstanding obligations to our lenders. Proceeds received upon the sale of the subsidiaries will be primarily used to reduce the amount outstanding under the credit facility and will not, therefore, be available for operating cash flow purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We are exposed to interest rate change market risk principally with respect to our credit facility, which is priced based on certain interest rate alternatives. At September 30, 2000, approximately $41.7 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 2000 could have a positive or negative effect on our interest expense. We have performed a sensitivity analysis that indicates a hypothetical 10% effective change in interest rates would not have a material affect on the results of operations and financial position. We do not engage in financial transactions for trading or speculative purposes.

    We do not believe that we face primary market risk exposure that is material to our operations.

                        AZTEC TECHNOLOGY PARTNERS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NOT BE ABLE TO REPAY THE LOANS UNDER THE CREDIT FACILITY BY APRIL 2001.

    We currently estimate that we will be able to repay the amounts outstanding under the credit facility by its maturity on April 30, 2001 through the sale of subsidiaries and by realizing on the value of our investment in Blueflame. There can be no assurance, however, that we will be able to successfully complete the sale of our subsidiaries, or that the sale of these subsidiaries and realizing on Blueflame will raise sufficient proceeds to satisfy our obligations under the credit facility. If we are unable to satisfy the obligations under our credit facility by April 30, 2001, we would be in default under our credit facility and our lenders could take a number of actions that would adversely affect our operations.

OUR ABILITY TO SATISFY OUR CASH FLOW NEEDS MAY BE AFFECTED BY THE SALE OF OUR SUBSIDIARIES OR A REDUCTION BY OUR LENDERS OF THE AMOUNT AVAILABLE UNDER THE CREDIT FACILITY.

    The continued sale of our remaining subsidiaries could result in our not having adequate cash flow to sustain operations. While our current projections indicate that we will be able to continue to divest subsidiaries and maintain adequate cash flow until March 31, 2001, there can be no assurance that these forecasts will be realized. Additionally, in connection with the sale of our subsidiaries, our lenders may impose additional conditions on us, including the reduction of the amount available under the revolver portion of the credit facility. A significant reduction of the amount available under the revolver portion of the credit facility could materially adversely affect our ability to satisfy our cash flow needs.

OUR BUSINESS STRATEGY WILL FOCUS ON THE SUCCESS OF BLUEFLAME AND COULD BE AFFECTED BY RISKS ASSOCIATED WITH BLUEFLAME'S BUSINESS.

    As we sell our other subsidiaries, our success increasingly becomes dependant on the success of Blueflame. Risks associated with Blueflame's business include a reliance, under short term contracts, on a small number of clients that comprise a substantial portion of its e-Solutions revenues. During the first nine months of 2000, Blueflame's five largest clients accounted for approximately 70% of its revenue. Additionally, Blueflame has experienced operating losses in the first half of 2000 as it made significant investments in recruiting technical, sales and marketing personnel and related expenses to expand its business. Blueflame's ability to generate operating profits in the future will depend heavily on its ability to grow its service revenues and to fully utilize its technical personnel. The market for providing e-Solutions professional services is continuously evolving and intensely competitive. We expect competition to intensify even further. Some of Blueflame's competitors have longer operating histories and many competitors have more clients, longer client relationships, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. As a result, Blueflame's competitors may be in a stronger position to respond quickly to emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than Blueflame.

WE ARE NOT IN COMPLIANCE WITH THE LISTING REQUIREMENTS FOR NASDAQ SMALLCAP MARKET AND IF OUR COMMON STOCK IS DELISTED THE PRICE OF OUR COMMON STOCK MAY BECOME DEPRESSED AND YOU MAY HAVE DIFFICULTIES RESELLING THE STOCK.

    As of November 10, 2000, we failed to meet some of the continued listing requirements for the Nasdaq SmallCap Market. It is possible that, if these conditions continue, Nasdaq may initiate proceedings to delist our common stock from trading on the Nasdaq SmallCap Market. In such event, we would seek to have our common stock quoted on the OTC Bulletin Board. Many institutional and

                        AZTEC TECHNOLOGY PARTNERS, INC.

other investors do not invest in stocks that are traded at levels below the Nasdaq SmallCap Market which could make our efforts to raise capital more difficult. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. Our inability to continue to list our common stock on the Nasdaq SmallCap Market or any other stock exchange will negatively affect the liquidity and marketability of the common stock and will make us ineligible to use Form S-3 for the required registration of our securities under the amendment to our credit facility.

WE MAY BE REQUIRED TO MAKE SIGNIFICANT TAX PAYMENTS IN MARCH OF 2001 FOR WHICH WE MAY NOT HAVE FUNDS AVAILABLE.

    As the result of the sale of our Voice and Data subsidiaries and anticipated sale of our remaining Voice and Data subsidiary in the fourth quarter, we expect to have realized a taxable gain of approximately $30.0 million in 2000. We will be required to pay taxes of approximately $12.0 million by March 15, 2001 on this taxable gain if we do not generate offsetting tax losses prior to December 31, 2000. Unless we are able to offset this taxable gain through tax losses generated by dispositions of other subsidiaries and/or losses from operations in the current or prior year, we would not be able to satisfy this obligation.

WE MAY BE UNABLE TO ATTRACT AND RETAIN OUR EMPLOYEES WHICH MAY RESULT IN OUR INABILITY TO SUCCESSFULLY COMPETE.

    Aztec's business involves the delivery of professional services and is labor intensive. Our success depends in large part on our ability to attract, develop, motivate, and retain technical professionals. At September 30, 2000, approximately 66% of Aztec employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of technical professionals in the future. Our proposed sale of our remaining subsidiaries may make it more difficult to retain employees. An increase in turnover rates could have a material adverse effect on our business and on our ability to sell remaining subsidiaries.

WE RELY ON A NUMBER OF KEY PERSONNEL, THE LOSS OF ANY OF THESE INDIVIDUALS COULD ADVERSELY AFFECT OUR OPERATIONS.

    Our operations depend on the continued efforts of Ira Cohen, our President and Chief Operating Officer, Ross Weintraub, our Chief Financial Officer, our operating company presidents, particularly Benjamin Tandowski, the president of Blueflame, and the senior management of certain of our operating companies. If any of these people becomes unable to continue in his or her present role, or if we are unable to attract and retain other skilled professionals, our business, could be adversely affected. We do not currently maintain key man life insurance policies for any of our officers or other personnel.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

4.3     Form of Warrant

4.4     Amendment to the Registration Rights Agreement dated
        September 15, 2000 by and among the Company and the Banks named therein.

10.18 Amendment to the Revolving Credit Agreement by and among the Company and Fleet National Bank, N.A. as agent, dated
        September 15, 2000.

27.     Financial Data Schedule

    B. Reports on Form 8-K

        None

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000                       AZTEC TECHNOLOGY PARTNERS, INC.
      -----------------------------

                                               BY:  /s/ Ross J. Weintraub
                                               ----------------------------------------
                                               Ross J. Weintraub
                                               CHIEF FINANCIAL OFFICER
                                               DULY AUTHORIZED OFFICER AND
                                               PRINCIPAL ACCOUNTING OFFICER