Form 10-K
period 2000-12-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2001-04-02
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24417
                            ------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                      04-3408450
     (State or other jurisdiction of              (IRS Employer Identification No.)
             incorporation)

                      50 BRAINTREE HILL OFFICE PARK, SUITE 220
                           BRAINTREE, MASSACHUSETTS 02184
                      (Address of principal executive offices)

                            ------------------------

                                 (781) 849-1702
              (Registrant's telephone number, including area code)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 23, 2001 was approximately $2,699,162. As of March 23, 2001, 24,009,781 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

    This Report and our 2000 Annual Report to Shareholders contains "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to our anticipated cash flow, future operating performance, negotiations with our lenders, expenses, the outcome of contingencies, and liquidity issues.

    Any of these forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. These risks include the variability of our quarterly operating results, the inherent difficulties in projecting financial results in our industry, and other risks identified by us from time to time in our Form 10-Q, Form 8-K and Form 10-K reports, and amendments to those reports, filed with the Securities and Exchange Commission. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other factors besides those listed could also adversely affect us. Finally, we call your attention to the fact that we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Aztec became an independent, publicly-traded company upon our spin-off from U.S. Office Products ("USOP") in June 1998. We principally provide e-Solutions and e-Integration services and equipment for businesses through our subsidiaries Blueflame, Inc. ("Blueflame") and Aztec Technology Partners of New England ("Aztec New England"), respectively. These services allow our clients to obtain a competitive advantage through the use of Internet, intranet and extranet technologies. We provide these services principally in the Northeast United States. We also provide telephone system refurbishing services through our subsidiary Aztec International in the Northeast and Southwest and temporary computer staffing services through our subsidiary McDowell Tucker & Co. ("McDowell Tucker") also in the Southwest. These subsidiary operations are reflected in our Voice and Data and Other business segments, respectively.

    During 2000, we significantly restructured our business. In June 2000, we sold three subsidiaries engaged in the Voice and Data business and in June and December 2000 we sold two subsidiaries in our Other business segment. The proceeds from these sales were primarily used to repay debt due to our banks under our credit facility. In addition, during 2000, we closed two unprofitable subsidiaries engaged in e-Integration. For a discussion on these changes, see "Business--Strategic Initiatives".

    Our credit facility, which provides us with our working capital, is scheduled to expire on April 30, 2001. We are in discussions with our bank lenders to extend the expiration date or otherwise restructure our credit facility. As of the date of this Report, our lenders have not agreed to extend the credit facility maturity date or otherwise restructure the credit facility. For a discussion on liquidity and certain related risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Risk Factors".

MARKET AND INDUSTRY OVERVIEW

    The rapid growth of web-enabled systems and web technologies have changed the nature of how businesses are structured and how they function. These changes require new business and technology planning, new system design and architecture to support highly scaleable and redundant systems and development integration of new application solutions.

    Businesses increasingly have turned to outside organizations for the design, development, and implementation of their information technology systems. We believe that the U.S. market for technology solutions firms will continue to be driven by competitive pressures on businesses to use technology to change and/or enhance the nature of their business for competitive advantage, and to increase their productivity. We believe that these changes will require the implementation of new computer and web based solutions. Additionally, as businesses consider strategies to maximize their profitability, we believe that companies will increasingly look to outsource technology projects to companies like Aztec in order to focus on their core competencies and to make use of the special skills of e-Solutions and e-Integration companies.

BLUEFLAME: AN E-SOLUTIONS PROVIDER

    Our subsidiary, Blueflame, is a full-service e-Solutions provider that develops business solutions that are intranet-, extranet-, and Internet-based. Blueflame has a 15 year history of delivering complex and innovative solutions that support "business-to-business", "business-to-consumer" and "business-to-employee", or B2B, B2C and B2E, and other critical business initiatives. Blueflame serves a broad range of industries, with specific expertise in financial services, pharmaceutical, manufacturing and consumer goods, and media, entertainment and publishing. Blueflame works with Global 2000, middle market and emerging companies to help them realize their business visions through e-Solutions that are aligned with business objectives.

    Blueflame, formally known as PCSI, was founded in 1985 and has its corporate headquarters in Hackensack, New Jersey with offices in Edison, New Jersey, New York, New York, Dulles, Virginia and Newton, Massachusetts. In December 2000, the e-Solutions operations of our subsidiary Digital Network Associates, or DNA, were merged into Blueflame and the rest of the DNA operations were closed.

    STRATEGIC SERVICES

    Blueflame works with clients to transform their businesses and business models through the use of mobile, Internet, web, and other technologies. Blueflame partners with clients to define technical solutions that align with a company's business objectives.

    ENTERPRISE PORTALS AND COLLABORATIVE SERVICES

    Through portals, and corporate intranets, Blueflame supports its clients' goals of leveraging human capital by capturing and sharing knowledge and supporting B2E initiatives. Through extranet solutions, Blueflame's clients are able to greatly improve their support, communication, and collaboration with partners.

    BUSINESS INTELLIGENCE

    Organizations are collecting more information than ever before. Blueflame develops business intelligence solutions that provide companies with the ability to utilize this increased volume of information by efficiently and effectively performing sales, marketing, financial and other critical analyses.

    MOBILE WORKFORCE SOLUTIONS/E-CRM SOLUTIONS

    Blueflame helps businesses strategize, design and implement business solutions that support the mobile workforce--wireless, mobile and disconnected data solutions. Blueflame's mobile solutions support sales, field service, and other professionals who work remotely.

    E-COMMERCE SOLUTIONS

    Blueflame works with clients to realize the potential of B2B and B2C e-Commerce in order to increase market share, respond quickly to market dynamics and pressures, and increase efficiencies in processing transactions. This includes the electronic sale of goods and services to consumers and business customers, and the electronic transactions that support the supply chain.

    CORE BUSINESS SOLUTIONS

    Blueflame works with clients to design and build core business solutions that improve business processes, such as billing systems, order, trade and credit card transaction processing, product tracking and strategic planning and budgeting. These solutions are optimized to support highly integrated business initiatives so that they can feed, receive and process information from transaction-based web sites, corporate portals, intranets and partner-based extranets.

    E-INFRASTRUCTURE SOLUTIONS

    Blueflame's e-Infrastructure capabilities address Internet networking and systems infrastructure solutions. These solutions provide a robust foundation upon which clients can build current and future web-enabled applications, thereby leveraging and optimizing investments in new and emerging technologies.

AZTEC NEW ENGLAND: AN E-INTEGRATION PROVIDER

    Through our subsidiary Aztec New England, with offices in Massachusetts and New Jersey, we offer clients e-Integration solution services. Our services are structured around vertical industry expertise and strategic technologies, with an emphasis on delivering integrated Internet-based solutions for businesses. As part of our services we specify, purchase, modify as needed and sell to our clients computer equipment that provides them with the solutions they seek. The e-Integration services provided by us through Aztec New England include the following:

    INTERNET/INTRANET/EXTRANET

    We address web and information technology needs with a full suite of solutions that link users with information, optimize and secure the network for web traffic, and are built on architectures that support open standards and universal connectivity. We provide the expertise to design, develop, implement, manage and support Internet, intranet or extranet systems including application architecture, web server installation and configuration, integration with MIS applications, security and network management, and system development.

    LAN/WAN

    We design, develop and install full application-ready distributed computing platforms and integrate such systems into existing IT infrastructure. Our technology professionals create LAN/WAN solutions as well as provide consulting and support services to create and maintain networks.

    E-COMMERCE

    The traffic volume on web-servers and networks generated by the explosive growth of business-to-business commerce being conducted through corporate extranets is driving the demand for enterprise systems solutions able to support the increased volume. We integrate commercial UNIX and NT computer systems and provide engineering consulting services to design, install and maintain enterprise class systems that can manage this increased volume.

    DATA COMMUNICATIONS

    We integrate electronic mail systems with the Internet to provide our clients with a single, universal mailbox and enable customers to run Windows applications on remote clients via the Internet or private data lines. In addition, we install and maintain switches, hubs, routers, ISDN devices and Internet access products.

    CONNECTIVITY & SECURITY

    As companies explore the power of the Internet and open passageways into their systems with extranets, the security and preservation of vital data become increasingly critical. We design and implement network security programs to protect data from non-authorized access and tampering. In addition to firewall implementation and support, we provide security audits and policy design services that identify potential breaches in security.

    CONSULTING

    Our business-to-business consultants work with our clients to identify their goals in the area of e-Solutions. Based on these goals, we then analyze our client's requirements, identify potential solutions, and develop a plan to meet these requirements. Our technology consultants are organized in strategic technology practices in e-Commerce infrastructure, security, enterprise systems, network management and systems, and voice and data integration.

    SUPPORT

    We offer an array of outsourced services to address, control and manage network performance, availability, capacity and expansion. We provide comprehensive network management on a 24x7 basis with full management of alerts, dispatches and escalation for incidents from inception to resolution. We transfer the management and operation of a wide selection of network applications from client sites to our operations center, while providing communications bandwidth, site redundancy, high security, full monitoring and system management. We assess capacity, performance and availability/fault tolerance of systems.

AZTEC INTERNATIONAL: TELEPHONE SYSTEM SERVICES

    Through our subsidiary Aztec International, we repair and rework key telecommunications products including Electronic PBX and Key Systems, Electronic Video Systems, Industrial Electronic Controls, 900Mhz Cordless, PC-based Voice Mail and Turret Equipment. We are authorized by four major manufacturers to refurbish their products, as well as, by one of the largest installation and maintenance companies in the industry. We provide reconditioned--returned to "new" performance standards--telecommunications products to a dealer network throughout the United States. This service allows dealers to offer state-of-the-art communications equipment at significantly reduced cost.

    During the first half of 2000, we also owned three other subsidiaries (Compel LLC, Fortran Corp. and Mahon Communications Corporation) engaged in the voice and data business. These subsidiaries were sold in June.

MCDOWELL TUCKER: OUTSOURCING SERVICES

    Through our subsidiary McDowell Tucker, we provide outsourcing services. We recruit engineering and development talent domestically and internationally for short- and long-term placement on IT staffs in US companies. We provide temporary technical expertise to address a wide range of operational, development and project needs ranging from systems administration and documentation to policy planning, knowledge management and IT need analysis.

STRATEGIC INITIATIVES

    In April 1999, we retained an investment banking firm to advise and assist us in identifying and exploring strategic alternatives to enhance stockholder value and to reduce our debt to our banks. As a result of this process, we have sold or closed a number of our operational subsidiaries during 2000 that were either non-core business activities or were unprofitable. In June 2000, we completed the sale of one of our subsidiaries in our Other segment and the sale of three of our Voice and Data subsidiaries. In December 2000, we completed the sale of another subsidiary in our Other segment. As a result of these sales we reduced the amount owed by us to our banks by $32.2 million. During 2000, we also closed two unprofitable e-Integration subsidiaries. Our remaining subsidiaries now consist of Blueflame (e-Solutions), Aztec New England (e-Integration), Aztec International (Voice and Data), and McDowell Tucker (Other).

    During the second half of 2000, we had entered negotiations for the sale of Aztec International, McDowell Tucker and Aztec New England. We also retained a financial advisor to assist us in pursuing alternatives to realize on our investment in Blueflame. Based on a number of business and transaction factors, we terminated these negotiations for the sale of Aztec International, McDowell Tucker and Aztec New England in January and February 2001. Additionally, due to market conditions, we postponed any transaction regarding Blueflame. While we may sell our subsidiaries if market conditions improve, no such activity is presently taking place. Proceeds from the sale of our subsidiaries would likely be used to reduce our bank debt. Our credit facility requires that we obtain the approval of our lenders for any transaction involving a realization on our investment in Blueflame and conditions the transaction upon the repayment of all amounts owed under the credit facility.

    In the event of a transaction with our subsidiary Blueflame, the proceeds received by us may be reduced by the equity in Blueflame held by its employees, consultants and our other employees who have received stock options in Blueflame. For a description of these options see "Operations--Human Resources".

OPERATIONS

    MANAGEMENT

    Our subsidiaries operate as independent divisions with the administrative functions largely centralized at, and with the financial operations consolidated by, our corporate office.

    SALES AND MARKETING

    We focus our sales and marketing efforts on middle market and Fortune 1000 companies primarily in the Northeast, where we believe the demand for outsourced IT consulting services is strongest.

    To generate awareness of our solutions and expertise, we use a combination of marketing events including trade shows to maintain industry visibility, executive seminars and direct mail to educate clients on innovative solutions, and media advertising to sustain our presence among our customers. We have also developed our own Web-site (www.aztectech.com) and have established extranets to make our resources available to our sales and IT consultants throughout the corporation and to provide direct access to information for our clients. We also market our services through the publication of white papers, attendance at forums to address the IT industry, and participation in beta projects which provide advance hands-on experience with new technologies.

    We have built relationships with many of the industry's leading technology manufacturers and we have received numerous awards for achievement and performance on many technology platforms. These vendors provide a source of leads for the Company, augment our technical sales expertise, and offer additional name recognition for marketing events and programs.

    COMPETITION

    The e-Solutions and e-Integration markets are very competitive, subject to rapid change, and include a large number of participants whose expertise covers an expansive range. We face extensive competition from providers who specialize in one or more of our solutions sets. Among those competitors are companies such as IBM, EDS, Cysive, Proxicom, Predictive Systems, MarchFirst, Sapient Corporation, Viant, Scient and Cambridge Technology Partners, Inc. Most of these competitors have significantly greater financial, technical and marketing resources, generate substantially higher revenues than us, and have greater name recognition. We believe that our ability to compete successfully against such companies depends in part on a number of factors both within and outside of our control, including our ability to hire, retain and motivate senior consultants, our ability to understand our client's business and needs, our ability to exploit new technologies for our client's competitive advantage, the price at which we and others offer comparable services, and the extent of our and our competitors' responsiveness to customer needs. There can be no assurance that we will be able to compete successfully against these competitors in the future.

    CUSTOMERS

    Our clients include middle market and Fortune 1000 companies in a wide range of industries including communications, health care, financial services, media, publishing and entertainment, real estate, manufacturing, pharmaceuticals, professional services, and technology.

    HUMAN RESOURCES

    As a service provider, we view our employees as our most valuable asset and have implemented a continuously evolving program to encourage and sustain long-term employee retention. We offer competitive compensation, stock options, a professional education policy, a progressive human resources program, and other competitive benefits designed to enhance long-term employee retention. In October 2000, as an incentive to retain personnel, Blueflame granted stock options to its employees and consultants, as well as to certain of our other employees, to purchase an aggregate amount of approximately 10% of its authorized common stock.

    As of December 31, 2000, we had a total staff of 589 employees, including 382 technical professionals, 70 sales and marketing personnel, and 137 general and administrative personnel. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our employee relations generally are good.

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

    PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

    We rely on a combination of nondisclosure and other contractual arrangements and patent, trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties. We enter into confidentiality agreements with our key employees, and limit the distribution of proprietary information.

SPIN-OFF OF AZTEC FROM U.S. OFFICE PRODUCTS

    We became an independent, publicly traded company upon our spin-off from U.S. Office Products Company, or USOP, in June 1998. As part of the spin-off, we entered into agreements that provide that USOP and Aztec will indemnify each other in certain circumstances. In March 2001, USOP filed for protection under the bankruptcy laws. Our ability to obtain indemnification from USOP, in the event we have damages attributable to USOP, may be adversely affected by its bankruptcy filing.

ITEM 2. PROPERTIES

    Our corporate headquarters are located at leased office space in Braintree, Massachusetts. In addition we lease office and warehouse space in a number of locations across the United States. We do not believe that any of these locations are material to our operations. Our leases expire at various times between 2001 and 2005.

ITEM 3. LEGAL PROCEEDINGS

    In February 1999, Jack Meehan, President of our subsidiary Aztec International and others filed suit against USOP and two individuals, Jonathan Ledecky and James Claypoole, in their capacities as former officers or employees of USOP. While we are not a defendant in this lawsuit, it is possible, under our agreements with USOP that we may be required to indemnify USOP for expenses and damages incurred in connection with the suit.

    In March 1999, Professional Network Services, a former subsidiary of the Company, Philip Arturi, the President of PNS, and Bruce Torello, an employee of PNS, sued us as well as USOP and Jonathan Ledecky, a former director of Aztec. Messrs. Arturi and Torello claim damages in connection with the sale of their company to USOP in September 1997. Some or all of the claims may be subject to our agreements with USOP and may require that we indemnify USOP for expenses and damages incurred in connection with the suit.

    We have not accrued a liability in connection with either of the above litigation matters as we accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. These matters could result in a material adverse effect on our business in the event that we were found to be liable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on December 12, 2000. At the meeting, Joseph Gagnon and Ira Cohen were elected by the following vote to serve as Class III directors, each for a term of three years and until his successor is duly elected and qualified, and Leon Kopyt and Robert Burlinson were then elected by the following vote to serve as Class I directors, each for a term of one year and until his successor is duly elected and qualified.

                                                                 FOR       WITHHELD   ABSTAIN
                                                              ----------   --------   --------
Joseph Gagnon...............................................  21,821,448   320,959       0
Ira Cohen...................................................  21,821,448   320,959       0
Leon Kopyt..................................................  21,821,448   320,959       0
Robert Burlinson............................................  21,821,448   320,959       0

    Mr. Clifford Mitman and Dr. Benjamin Tandowski continue to serve as Class II directors, each with a term that expires in 2002.

    Additionally, the stockholders approved by the following vote the amendment to the 1998 Non-Employee Director Stock Option Plan, increasing the number of shares authorized thereunder from 300,000 to 700,000 shares of Aztec Common Stock for issuance upon exercise of stock options which may be granted under the Plan. The stockholders also ratified by the following vote the selection of PricewaterhouseCoopers LLP as Aztec's independent auditors for the current fiscal year.

                                                                 FOR        AGAINST    ABSTAIN
                                                              ----------   ---------   --------
1998 Non-Employee Stock Option Plan.........................  20,843,451   1,278,379    20,577
Selection of PricewaterhouseCoopers LLP.....................  22,064,002      70,541     7,864

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    During 2000 and through the date of this Report, our Common Stock has been listed on the Nasdaq SmallCap Market System under the trading symbol "AZTC." Nasdaq informed the Company on March 2, 2001 that our Common Stock would be delisted from the SmallCap Market System based on our non-compliance with listing criteria related to our stock price. We are appealing this determination and a hearing will be held on April 12, 2001. If our appeal is denied, we expect that our Common Stock will be traded on the Nasdaq OTC Bulletin Board System under the same trading symbol. (See "Risk Factors".) The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock:

YEAR ENDED DECEMBER 31, 2000:                                   HIGH       LOW
-----------------------------                                 --------   --------
January 1, 2000-March 31, 2000..............................   $9.78      $4.87
April 1, 2000-June 30, 2000.................................   $6.94      $2.06
July 1, 2000-September 30, 2000.............................   $3.12      $1.03
October 1, 2000-December 31, 2000...........................   $1.31      $0.19

YEAR ENDED DECEMBER 31, 1999:                                   HIGH       LOW
-----------------------------                                 --------   --------
January 1, 1999-March 31, 1999..............................   $4.81      $1.66
April 1, 1999-June 30, 1999.................................   $2.81      $1.16
July 1, 1999-September 30, 1999.............................   $2.50      $1.50
October 1, 1999-December 31, 1999...........................   $4.94      $1.25

STOCKHOLDERS

    As of March 23, 2001, there were approximately 3,425 stockholders of record.

DIVIDEND POLICY

    The Company has never paid any cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    In September 2000, we issued 170,780 shares of common stock, with an aggregate value of $266,844 to Mali Subbiah as the first installment of a partial settlement of a dispute relating to the purchase by Aztec of its subsidiary McDowell Tucker from Mr. Subbiah in 1998. In February 2001, we issued a second installment totalling 674,604 shares of common stock with an aggregate value of $166,651 and a cash payment of $175,000. Two additional installments will be made in April and August 2001, for an aggregate amount of $1.1 million. The settlement agreement provides that Aztec may elect to pay Mr. Subbiah in either cash or stock.

    In September 2000, we issued a warrant with a life of three years that is immediately exercisable to purchase 860,496 shares of our common stock, with an exercise price of $0.01 per share, to our bank lenders as part of an agreement to amend and waive certain non compliance with the terms of our credit facility. Additionally, in December 2000, we issued a warrant with a life of three years that are immediately exercisable to purchase 319,895 shares of our common stock, with an exercise price of $0.01 per share, to our bank lenders as part of the terms of the September 2000 amendment to our credit facility. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act; however, we have agreed to register the shares of our common stock issuable upon the warrants held by our bank lenders.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents our selected financial data derived from our financial statements for the years ended December 31, 2000, 1999 and 1998, for the thirty-five week periods ended December 31, 1998 and 1997, and for the fiscal years ended April 25, 1998, April 26, 1997, and March 31, 1996. The historical Selected Financial Data for the years ended December 31, 2000, December 31, 1999, the thirty-five week period ended December 31, 1998, and for the fiscal years ended April 25, 1998, April 26, 1997 and March 31, 1996 have been derived from our consolidated financial statements. The historical Selected Financial Data for the year ended December 31, 1998 and for the thirty-five weeks ended December 31, 1997, have been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the period presented.

    The Selected Financial Data provided herein should be read in conjunction with the historical financial statements, including the notes thereto, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report.

                          SELECTED FINANCIAL DATA (1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    FISCAL YEAR ENDED           THIRTY-FIVE    THIRTY-FIVE
                            ---------------------------------   WEEKS ENDED    WEEKS ENDED     YEAR ENDED     YEAR ENDED
                            MARCH 31,   APRIL 26,   APRIL 25    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              1996        1997        1998          1997           1998           1998           1999
                            ---------   ---------   ---------   ------------   ------------   ------------   ------------
                                                                (UNAUDITED)                   (UNAUDITED)
Statement of Operations:
  Revenues................  $114,055    $ 136,278   $ 208,341    $ 122,186      $ 229,356      $ 315,511      $ 361,628
  Cost of revenues........    84,113      102,129     158,317       91,971        174,779        241,125        283,477
                            --------    ---------   ---------    ---------      ---------      ---------      ---------
  Gross profit............    29,942       34,149      50,024       30,215         54,577         74,386         78,151
  Selling, general and
    administrative
    expense...............    20,510       21,525      35,185       20,159         37,885         52,912         71,725
  Amortization of
    intangibles...........                                840          282          2,389          2,946          4,828
  Strategic restructuring
    costs.................                              1,750                       4,330          6,080          3,643
  Non-recurring
    acquisition costs.....                  2,274
  Write-off of goodwill...                                                                                       69,123
                            --------    ---------   ---------    ---------      ---------      ---------      ---------
  Operating income
    (loss)................     9,432       10,350      12,249        9,774          9,973         12,448        (71,168)
  Gain on disposal of
    businesses, net.......
  Interest expense........       420          324         807          358          2,662          3,177          6,930
  Interest income.........      (416)        (168)       (785)        (316)          (172)          (703)          (183)
  Other income............      (964)         (53)        (44)          (8)          (186)          (225)          (288)
                            --------    ---------   ---------    ---------      ---------      ---------      ---------
  Income (loss) before
    income taxes..........    10,392       10,247      12,271        9,740          7,669         10,199        (77,627)
  Provision for (benefit
    from) income taxes
    (2)...................       750        3,524       5,797        4,169          3,512          5,140         (3,827)
                            --------    ---------   ---------    ---------      ---------      ---------      ---------
  Net income (loss).......  $  9,642    $   6,723   $   6,474    $   5,571      $   4,157      $   5,059      $ (73,800)
                            ========    =========   =========    =========      =========      =========      =========
Per share amounts:
  Basic...................  $   0.71    $    0.37   $    0.27    $    0.25      $    0.18      $    0.21      $   (3.34)
                            ========    =========   =========    =========      =========      =========      =========
  Diluted.................  $   0.71    $    0.37   $    0.27    $    0.24      $    0.18      $    0.21      $   (3.34)
                            ========    =========   =========    =========      =========      =========      =========
Weighted average shares
  outstanding:
  Basic...................    13,509       18,005      23,911       22,637         22,839         24,006         22,107
  Diluted.................    13,675       18,352      24,385       23,120         22,974         24,189         22,107


                             YEAR ENDED
                            DECEMBER 31,
                                2000
                            ------------

Statement of Operations:
  Revenues................    $290,856
  Cost of revenues........     228,519
                              --------
  Gross profit............      62,337
  Selling, general and
    administrative
    expense...............      71,361
  Amortization of
    intangibles...........       1,211
  Strategic restructuring
    costs.................         411
  Non-recurring
    acquisition costs.....
  Write-off of goodwill...      26,831
                              --------
  Operating income
    (loss)................     (37,477)
  Gain on disposal of
    businesses, net.......      (5,207)
  Interest expense........       8,644
  Interest income.........        (135)
  Other income............        (576)
                              --------
  Income (loss) before
    income taxes..........     (40,203)
  Provision for (benefit
    from) income taxes
    (2)...................       6,104
                              --------
  Net income (loss).......    $(46,307)
                              ========
Per share amounts:
  Basic...................    $  (2.04)
                              ========
  Diluted.................    $  (2.04)
                              ========
Weighted average shares
  outstanding:
  Basic...................      22,734
  Diluted.................      22,734

                                                   MARCH 31,    APRIL 26,     APRIL 25     DECEMBER 31,   DECEMBER 31,
                                                     1996         1997          1998           1998           1999
                                                   ---------   -----------   -----------   ------------   ------------
Balance Sheet Data:
  Working capital.........                         $   8,664    $  13,268     $  36,292     $  58,431      $  39,906
  Total assets............                            33,945       37,311       141,445       260,519        173,616
  Long-term debt, less
    current portion (3)...                               799          167           309        90,218         74,544
  Long-term payable to
    USOP..................                                          4,786
  Stockholders' equity
    (deficit).............                            10,497       11,626       105,319       106,966         33,936

                            DECEMBER 31,
                                2000
                            ------------
Balance Sheet Data:
  Working capital.........    $(29,334)
  Total assets............      79,907
  Long-term debt, less
    current portion (3)...
  Long-term payable to
    USOP..................
  Stockholders' equity
    (deficit).............      (9,383)

------------------------------

(1) The historical financial information of the five companies acquired by Aztec during the period from October 1996 through April 1997 in acquisitions accounted for under the pooling-of-interests method of accounting (the "Pooled Companies") has been combined on an historical cost basis in accordance with GAAP to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the eight companies acquired prior to December 31, 1998, in acquisitions accounted for under the purchase method of accounting (the "Purchased Companies") is included from the dates of their respective acquisitions. See Notes 1 and 4 of Notes to the Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.

(2) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of acquisitions by the Company and as a result, the federal tax on their income was the responsibility of the individual stockholders. Accordingly, those specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

(3) Our credit facility expires on April 30, 2001 and accordingly all our debt is now classified as short-term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a provider of e-Solutions and e-Integration services and equipment for businesses through our subsidiaries, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. In addition, we provide telephone system refurbishing and temporary computer staffing services through our subsidiaries in the Voice and Data and Other business segments, respectively. We provide a range of services principally in the Northeast and, to a lesser extent, in other regions of the United States. During 2000, we sold five businesses from our Voice and Data and Other business segments with revenues and operating income of $54.2 million and $1.8 million, respectively, before write-off of goodwill, for which we recognized a pre-tax gain of $5.2 million.

    Our consolidated financial statements give retroactive effect to the five business combinations accounted for under the pooling-of-interests method during the period from October 1996 through April 1997 (the "Pooled Companies") and include the results of eight companies acquired from September 1997 to December 31, 1998, in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. Prior to their respective dates of acquisition by USOP, the Pooled Companies reported results for years ending on March 31 or December 31. Upon acquisition by USOP, and effective for the fiscal year ended April 26, 1997, the Pooled Companies changed their year-ends from March 31 and December 31 to conform to USOP's fiscal year, which ended on the last Saturday in April. On June 30, 1998, the Company changed its fiscal year to December 31. In the following discussion, "the years ended December 31, 2000, 1999 and 1998" and the "thirty-five weeks ended December 31, 1998," refer to the Company's years ended December 31, 2000, 1999 and 1998 and the transition period from April 26, 1998 through December 31, 1998, respectively.

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

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the years ended December 31, 2000 and 1999, the year ended December 31, 1998 (unaudited), the thirty-five weeks ended December 31, 1998, the thirty-five weeks ended December 31, 1997 (unaudited), and fiscal 1998.

                                                   THIRTY-FIVE    THIRTY-FIVE
                                     FISCAL YEAR   WEEKS ENDED    WEEKS ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                      APRIL 25,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1998           1997           1998           1998           1999           2000
                                     -----------   ------------   ------------   ------------   ------------   ------------
Statement of Operations:
  Revenues.........................     100.0%        100.0%         100.0%         100.0%         100.0%         100.0%
  Cost of revenues.................      76.0          75.3           76.2           76.4           78.4           78.6
                                        -----         -----          -----          -----          -----          -----
    Gross profit...................      24.0          24.7           23.8           23.6           21.6           21.4
  Selling, general and
    administrative expense.........      16.9          16.5           16.5           16.8           19.8           24.5
  Amortization of intangibles......       0.4           0.2            1.0            0.9            1.3            0.4
  Strategic restructuring costs....       0.8                          1.9            1.9            1.0            0.1
  Write-off of goodwill............                                                                 19.1            9.3
                                        -----         -----          -----          -----          -----          -----
    Operating income (loss)........       5.9           8.0            4.4            4.0          (19.6)         (12.9)
  Gain on disposal of businesses,
    net............................                                                                                (1.8)
  Interest and other expense,
    net............................                                    1.0            0.7            1.8            2.7
                                        -----         -----          -----          -----          -----          -----
  Income (loss) before income
    taxes..........................       5.9           8.0            3.4            3.3          (21.4)         (13.8)
  Provision for (benefit from)
    income taxes...................       2.8           3.4            1.6            1.6           (1.0)           2.1
                                        -----         -----          -----          -----          -----          -----
    Net income (loss)..............       3.1%          4.6%           1.8%           1.7%         (20.4)%        (15.9)%
                                        =====         =====          =====          =====          =====          =====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
  1999

    REVENUES. Consolidated revenues decreased 19.6%, from $361.6 million in the year ended December 31, 1999 to $290.9 million in the year ended December 31, 2000. This decrease is due to businesses sold in June 2000, a decline in products sold, primarily in our e-Integration and Other business segments and operations closed in the latter part of 1999 and first half of 2000.

    Service revenues decreased 24.9%, from $164.8 million in the year ended December 31, 1999 to $123.8 million in the year ended December 31, 2000. This decrease is attributable to lower service revenues in our Voice and Data business segment of $32.4 million due primarily to the sale of three Voice and Data subsidiaries in June 2000 and lower service revenues in our e-Integration and Other business segments of $10.8 million and $10.2 million, respectively, both, in part, resulting from businesses sold or closed in 1999 and 2000. The decrease in service revenues in 2000 as compared to the prior year was offset in part by an increase in our e-Solutions service revenues of $12.3 million or 60.8%. This increase can be attributed to our e-Solution investment in technical, sales and marketing personnel and related activities, as well as, to revenue we received on certain fixed price contracts.

    Product revenue decreased 15.1% from $196.8 million in 1999 to $167.1 million in 2000. This decrease resulted from lower product sales in our e-Integration and Other business segments primarily at DNA, an e-Integration subsidiary, where we decided to exit from the product business in the fourth quarter of 2000 and at PCM, a subsidiary in our Other segment, which was sold in December 2000. Other decreases in product revenue were attributable to businesses closed or sold in the latter part of 1999 and during 2000.

    GROSS PROFIT. Gross profit decreased 20.2% from $78.2 million, or 21.6% of revenues, in the year ended December 31, 1999 to $62.3 million, or 21.4% of revenues, in the year ended December 31, 2000. The decrease in gross profit is attributable primarily to lower service revenues in our Voice and Data, e-Integration and Other business segments. Service margins increased in our e-Solutions segment from 39.0% to 50.8% of revenues for the years ended
December 31, 1999 and 2000, respectively, due to recognition of revenues in the current period for which costs had been recorded in previous periods. This offset the decrease in service margins as a percentage of revenues in our e-Integration and Other business segments from 35.7% to 22.5% for the years ended December 31, 1999 and 2000, respectively. This decrease in service margins has been due to lower productivity of service personnel in our e-Integration and Other business segments. Gross profit on product sales as a percentage of revenues increased from 11.8% to 12.6% for the years ended December 31, 1999 and 2000, respectively. This increase was due to increased product margins in our e-Integration segment and to lower product margins in 1999 attributable to businesses that we sold or closed in 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 0.5% from $71.7 million, or 19.8% of revenues, for the year ended December 31, 1999 to $71.4 million or 24.5% of revenues for the year ended December 31, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the cost of our significant investments in our Blueflame subsidiary in the area of technical, selling, marketing, and other related administrative activities combined with the costs incurred to support the disposal of our Voice and Data subsidiaries and other noncore businesses. The increase was offset in part by the impact of cost reduction actions we took in the second half of 1999 and the third quarter of 2000.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $1.2 million in the year ended December 31, 2000, decreased $3.6 million from $4.8 million in the year ended December 31, 1999, due to lower intangible asset balances during 2000 as compared with 1999 resulting from the write-off of goodwill in the second half of 1999. In addition, intangibles related to certain entities classified as assets held for sale during 2000 were carried at net realizable value and therefore, were no longer amortized.

    STRATEGIC RESTRUCTURING COSTS.  Strategic restructuring costs of
$1.2 million, which were incurred in the year ended December 31, 2000, represent costs incurred in connection with closing our Trumbull,

Connecticut location and staff reductions at certain of our operating locations primarily related to our decision to exit DNA's product business, one of our e-Integration subsidiaries, including employee severance, contractual obligations and other costs associated with personnel reductions. These costs were offset by reversal of ($.8) million for excess facility related and other costs associated with restructuring plans implemented in the year ended December 31, 1999.

    Strategic restructuring costs of $3.9 million in the year ended
December 31, 1999, represent the costs incurred in connection with closing our Canfield, Ohio facility and significantly reducing staff in our e-Integration business segment including employee severance, contractual obligations and other costs associated with personnel reductions and facility closures and ($.3) million for the reversal of excess severance costs associated with restructuring charges incurred in the fourth quarter of 1998.

    WRITE-OFF OF GOODWILL. Write-off of goodwill of $26.8 million for the year ended December 31, 2000 represents the write-down of impaired intangibles to their estimated fair value based on the related businesses' future discounted cash flows (Note 7 to the consolidated financial statements). In the second quarter of 2000, goodwill and intangible assets in the amount of $21.2 million were written down based on our review of future operating cash flows of McDowell Tucker & Co. and estimated proceeds from divestiture of PCM, Inc. In the third and fourth quarters of 2000, goodwill was written down an additional
$5.1 million based on our review of future operating cash flows in McDowell Tucker & Co. These subsidiaries are included in our Other business segment.

    Write-off of goodwill of $69.1 million for the year ended December 31, 1999 represents the write-down of impaired intangibles to their estimated fair value based on the related businesses' future discounted cash flows (Note 7 to the consolidated financial statements). During the third quarter of 1999, goodwill in the amount of $35.0 million was written down due to significant anticipated operating cash flow decreases in PCM, Inc. Also in the third quarter of 1999, goodwill in the amount of $6.7 million was written down in connection with a strategic restructuring plan that included the closing of a subsidiary located in Ohio and the reduction of significant staff at a Connecticut based subsidiary. These subsidiaries are included in our Other business segment. During the fourth quarter of 1999, goodwill in the amount of $27.4 million was written down in connection with the planned divestitures during 2000 of our Voice and Data business segment subsidiaries.

    INTEREST EXPENSE.  Interest expense, net of interest income, increased
$1.8 million, from $6.7 million in the year ended December 31, 1999 to $8.5 million in the year ended December 31, 2000. The net increase was due primarily to increased bank fees associated with amendments to our credit facility and amortization of warrants issued to our bank lenders in 2000. In addition, higher interest rates on our credit facility in the fourth quarter of 1999 and at the beginning of the second quarter of 2000 contributed to the increase in interest expense, although the interest rate impact was somewhat offset due to our lower level of debt, particularly in the second half of 2000.

    GAIN ON DISPOSAL OF BUSINESSES.  Gain on disposal of businesses of
$5.2 million represents the pre-tax gain, net of direct transaction costs, realized in the year ended December 31, 2000 on the sale of three of our Voice and Data subsidiaries and two subsidiaries that were part of our Other segment.

    OTHER INCOME. Other income increased $.3 million from $.3 million in the year ended December 31, 1999 to $.6 million in the year ended December 31, 2000. This was due primarily to the sale of one of our domain names during the year.

    INCOME TAX PROVISION (BENEFIT).  Provision for income taxes was
$6.1 million for the year ended December 31, 2000 compared to a benefit from income taxes of ($3.8) million in the year ended December 31, 1999, reflecting effective tax rates of 15.2% and (4.9%), respectively. The provision for income taxes for the year ended December 31, 2000 is attributable primarily due to establishing a full valuation allowance against deferred tax assets partially offset by the benefit of a claim for refund of taxes paid in a prior year.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
  1998

    REVENUES. Consolidated revenues increased 14.6%, from $315.5 million in the year ended December 31, 1998 to $361.6 million in the year ended 1999. This increase was primarily due to increased product sales in our e-Integration business segment, combined with revenue from our expanded customer base resulting from an acquisition in July 1998. Service revenue for the year ended December 31, 1999 increased modestly from the comparable period of the prior year due to consulting, support and outsourcing related services resulting from an acquisition in September 1998 in our Other business segment, combined with an increase in our e-Solutions and e-Integration services. This increase was offset in part by a reduction in Voice and Data business segment revenues.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 35.6%, from $52.9 million, or 16.8% of revenues for the year ended 1998 to $71.7 million, or 19.8% of revenues for year ended 1999. This increase was due primarily to higher corporate costs associated with being an independent, publicly traded company, as well as supporting our e-Solutions strategic initiatives, higher incentive related costs, due to increased revenues, an increased level of general bad debt reserves and incremental general and administrative costs of acquired companies.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $4.8 million in the year ended December 31, 1999, increased $1.9 million from $2.9 million in the year ended December 31, 1998, due to amortization expense related to companies acquired in July and September of 1998.

    STRATEGIC RESTRUCTURING COSTS.  Strategic restructuring costs of
$3.6 million in the year ended December 31, 1999, represent our costs incurred in connection with closing our Canfield, Ohio facility and significantly reducing staff in our e-Integration business segment including employee severance, contractual obligations and other costs associated with personnel reductions and facility closures and ($.3) million for the reversal of excess severance costs associated with restructuring charges incurred in the fourth quarter of 1998. Strategic restructuring costs of $6.0 million for the year ended December 31, 1998 represent $4.2 million in costs incurred related to our spin-off from USOP, compensation related non-cash charges resulting from USOP's buyback of certain employee options during its tender offer on June 1, 1998, and our portion of the costs incurred by USOP as a result of USOP's restructuring plan, including costs incurred related to our withdrawn initial public offering. In addition, we incurred a cost of $1.8 million related to the restructuring charges in the fourth quarter of 1998.

    WRITE-OFF OF GOODWILL. Write-off of goodwill of $69.1 million for the year ended December 31, 1999 represents the write-down of impaired intangibles to their estimated fair value based on the related businesses' future discounted cash flows. During the third quarter of 1999, goodwill in the amount of $35.0 million was written down due to significant anticipated operating cash flow decreases in PCM, Inc. Also in the third quarter of 1999, goodwill in the amount of $6.7 million was written down in connection with a strategic restructuring plan that included the closing of one of our subsidiaries located in Ohio and the reduction of significant staff at a Connecticut based subsidiary. These subsidiaries are included in the Other and e-Integration business segments. During the fourth quarter of 1999, goodwill in the amount of $27.4 million was written down in connection with our planned divestiture of our Voice and Data business segment during 2000.

    INTEREST EXPENSE.  Interest expense, net of interest income, increased
$4.2 million, from $2.5 million in the year ended December 31, 1998 to $6.7 million in the year ended December 31, 1999. The net increase was due primarily to our higher level of debt outstanding arising from the financing of acquisitions in the second half of 1998 through our credit facility and in part to higher interest rates primarily in the second half of 1999 on outstanding borrowings effective with the September 30, 1999 amendment to the credit facility.

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

COMPARISON OF THE THIRTY-FIVE WEEK PERIODS ENDED DECEMBER 31, 1998 TO
  DECEMBER 31, 1997

    REVENUES. Consolidated revenues increased 87.7% from $122.2 million for the thirty-five week period ended December 31, 1997, to $229.4 million for the thirty-five week period ended December 31, 1998. This increase was due primarily to revenue from our expanded customer base, resulting from revenues of companies acquired during September and October 1997 primarily in our Voice and Data business segment, and in our Other business segment during the second-half of calendar 1998. In addition, increased revenue from existing companies, primarily in our e-Integration and e-Solutions business segments, contributed to our revenue growth.

    GROSS PROFIT. Gross profit increased 80.6% from $30.2 million, or 24.7% of revenues, for the thirty-five week period ended December 31, 1997, to $54.6 million, or 23.8% of revenues, for the thirty-five week period ended December 31, 1998. The decrease in gross profit as a percentage of revenues was due primarily to the acquisition of companies in September and October 1997 with lower gross margins than our average, offset, in part, by increased percentage of revenues in the services area which have higher gross margins.

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

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles of $2.4 million in the thirty-five weeks ended December 31, 1998, has increased $2.1 million from $.3 million in the thirty-five weeks ended December 31, 1997, due to including a full thirty-five weeks of amortization of companies acquired in September and October 1997 and the acquisition of companies in the second half of Calendar 1998.

    STRATEGIC RESTRUCTURING COSTS.  Strategic restructuring costs of
$3.2 million in the thirty-five week period ended December 31, 1998, represent our portion of the costs incurred related to the spin-off from U.S. Office Products, including compensation related costs associated with U.S. Office Products, buyback of certain employee options during its tender offer on June 1, 1998. In addition, we incurred a cost of $1.1 million related to the restructuring activities in the fourth quarter of 1998.

    INTEREST EXPENSE.  Interest expense, net of interest income, increased
$2.4 million from net interest expense of $42,000 in the thirty-five week period ended December 31, 1997, to $2.5 million in the thirty-five week period ended December 31, 1998. The increase was primarily due to financing our acquisitions in the second half of 1998 through our credit facility.

    OTHER INCOME. Other income increased $178,000, from $8,000 in the thirty-five weeks ended December 31, 1997, to $186,000 in the thirty-five weeks ended December 31, 1998, primarily as a result of rental income from subleases.

    PROVISION FOR INCOME TAXES. Provision for income taxes decreased from $4.2 million for the thirty-five week period ended December 31, 1997, to $3.5 million for the thirty-five week period ended December 31, 1998, reflecting effective tax rates of 42.8% and 45.8%, respectively. The higher effective tax rate for the thirty-five week period ended December 31, 1998, is the result of the increase in non-deductible goodwill amortization related to our acquisitions in September and October 1997.

LIQUIDITY AND CAPITAL RESOURCES

    We entered into a $140.0 million credit facility with our bank lenders on July 27, 1998. The agreement provided that up to $15.0 million of the credit facility may be used for working capital and other general corporate purposes and up to $125.0 million may be used to fund permitted acquisitions. At
December 31, 2000 the total outstanding amount under the credit facility was $45.0 million, comprised of $8.0 million under the revolver portion and $37.0 million under the term portion of the facility. The credit facility had an original maturity of July 27, 2003. As of December 31, 1999, we were not in compliance with certain financial covenants under the credit facility. On March 30, 2000, the credit facility was amended to waive our noncompliance for the fourth quarter of 1999. The amendment modified the maturity date on the credit facility from July 27, 2003 to April 30, 2001. Further, the amendment had provisions for certain levels of loan reductions during 2000, which failure to achieve resulted in additional interest charges and grants to our bank lenders of warrants to purchase shares of our common stock. As our credit facility expires on April 30, 2001, all our debt is now classified as short term.

    We have historically funded our liquidity needs through borrowings under the revolver portion of the credit facility entered into in 1998 and our cash flow from operations. We anticipate that we will have adequate funds available from these sources to meet our liquidity needs until April 30, 2001. At the expiration of our credit facility, all amounts then outstanding under it will become due and payable. We expect that approximately $14.0 million, which is the maximum amount available under the revolver portion of our credit facility, and $37.0 million will remain outstanding under the credit facility on April 30, 2001.

    We are in discussions with our bank lenders to extend the expiration date of, or otherwise restructure our credit facility. There can be no assurance that we will be successful. As of the filing of this Report, our lenders have not agreed to extend the credit facility maturity date or otherwise restructure the credit facility. We are thus unable to forecast our liquidity beyond April 30, 2001. Our cash flow requirements beyond April 30, 2001 could be affected by our obligation to pay $3.3 million related to Blueflame commitments as part originating of the spin-off from USOP, before May 26, 2001 as described in
Note 14 to the consolidated financial statements. If we are unable to extend the credit facility maturity date or otherwise restructure the credit facility, we may be unable to continue as a going concern. We are primarily dependent on the ability of the remaining operating subsidiaries, Blueflame, Aztec International and Aztec New England to generate sufficient cash flow to meet our current operating needs and service our debt.

    Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amount and classification of liabilities or any adjustments that might be necessary should we be unable to continue as a going concern.

    As of June 30, 2000 and March 31, 2000, we were not in compliance with one financial covenant under the credit facility requiring a minimum debt service coverage. Effective September 15, 2000, the credit facility was amended and the bank lenders waived our noncompliance as of June 30, 2000 through April 30, 2001, which is the maturity date of the credit facility. The September 15, 2000 amendment required us to (1) issue currently exercisable warrants to purchase shares equal to 3% of our outstanding common stock on a fully diluted basis, at an exercise price of $0.01 per share, and register the shares issuable upon the exercise of the warrants; (2) pay interest on outstanding debt on a monthly basis; (3) issue additional warrants to purchase a number of shares equal to 1% of our outstanding common stock on a fully diluted basis, at an exercise price of $0.01 per share if the outstanding loan commitment was not less than $32.0 million by December 31, 2000; and (4) obtain bank lenders' approval of any transaction involving a realization on our investment in our subsidiary Blueflame which is to be conditioned upon the re-payment of all amounts outstanding under the credit facility.

    Effective December 26, 2000, the credit facility was amended to reduce the amount available to us under the revolver portion of the credit facility from $15.0 million to $14.0 million by January 31, 2001.

    At December 31, 2000, we had cash of $2.4 million and a working capital deficit of $29.3 million resulting from the classification of the amount outstanding under our credit facility of $45.0 million as a current liability. Our capitalization, defined as the sum of long-term debt and stockholders' deficit, at December 31, 2000, was a net deficit of $9.4 million.

    During the year ended December 31, 2000, net cash used in operating activities was $3.0 million. Net cash provided by investing activities was $30.4 million, which consisted primarily of $33.1 million of net cash proceeds from the disposal of five of our subsidiaries. Net cash used in financing activities was $29.6 million, which consisted primarily of a $32.3 million paydown of the term portion of our credit facility and $3.0 million increase in the borrowings under the working capital portion of the credit facility, payments aggregating $1.2 million for costs associated with amendments to the credit facility throughout the year, offset by $1.2 million in proceeds from issuance of common stock.

    During the year ended December 31, 1999, net cash provided by operating activities was $15.9 million. Net cash used in investing activities was $5.0 million, which consisted primarily of $5.0 million used for additions of property and equipment. Net cash used in financing activities was $15.2 million.

    During the thirty-five week period ended December 31, 1998, net cash provided by operating activities was $4.1 million. Net cash used in investing activities was $76.0 million, which consisted primarily of $73.4 million used for three acquisitions during the period. Net cash provided by financing activities was $78.7 million primarily related to borrowings from our credit facility partially offset by $8.7 million paid to USOP related to the spin-off from USOP.

    During fiscal 1998, net cash used in operating activities was $6.9 million. Net cash used in investing activities was $2.9 million, which consisted primarily of $2.6 million used for additions of property and equipment. Net cash provided by financing activities was $10.6 million, including $15.3 million of capital contributed by USOP in anticipation of a strategic restructuring, $.8 million that was advanced by USOP as part of USOP's centralized cash management process, $1.3 million in dividends paid by one of the companies acquired by USOP under the pooling-of-interests method of accounting (the "Pooled Companies"), and the repayment of $4.2 million in short-term and long-term debt.

    Aztec's capital expenditures for the next twelve months are anticipated to be in the range of $2.0 million to $3.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either
December 15, 1998 or January 12, 2000. Application of this pronouncement has not had a material impact on the Company's financial position or results of operations.

    In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. We adopted SAB 101 on December 31, 2000 and believe our revenue recognition practices are in compliance with SAB 101.

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"). This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We believe that the adoption of FAS 133 will not have a significant effect on our results of operations or financial position, as we currently do not utilize derivative instruments or other embedded derivative instruments.

    During 2000, the Emerging Issues Task Force ("EITF") discussed EITF 00-19 ("EITF 00-19"), "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock)". This EITF addresses how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The initial balance sheet classification of contracts addressed in this EITF generally is based on the concept that contracts that require net-cash settlement are assets or liabilities and contracts that require settlement in shares are equity instruments. However, if sufficient registered shares are not available to satisfy a contract, such as a warrant, the warrant is classified as a liability. This EITF is effective for warrants issued after September 20, 2000 and requires warrants issued prior to September 20, 2000 to be reclassified as a liability on June 30, 2001.

                                  RISK FACTORS

UNLESS OUR BANK LENDERS EXTEND THE MATURITY DATE OF OR OTHERWISE RESTRUCTURE OUR CREDIT FACILITY WE WILL BE UNABLE TO REPAY THE OBLIGATIONS DUE UNDER THE CREDIT FACILITY AT APRIL 30, 2001.

    Unless our bank lenders extend the maturity date of or otherwise restructure our credit facility, we will not be able to repay the amounts outstanding under the credit facility when the facility expires on April 30, 2001. As a result, we will be in default and our lenders could take a number of actions, including a foreclosure, that would materially adversely affect our ability to continue as a going concern. We are in discussions with our bank lenders to extend the expiration date or otherwise restructure our credit facility. As of the date of this Report, our lenders have not agreed to extend the maturity date of, or otherwise restructure, the credit facility.

OUR ABILITY TO SATISFY OUR FUTURE CASH FLOW NEEDS IS UNCERTAIN.

    We have historically relied on our revolving loan portion of our credit facility for a significant portion of our liquidity needs. As of the date of this Annual Report, we are relying substantially on cash flow generated by our subsidiaries for our liquidity needs. While our current projections indicate that we will be able to continue to maintain adequate cash flow, there can be no assurance that these forecasts will be realized. In addition, even if our cash flow remains adequate, we cannot forecast our ability to continue operations beyond April 30, 2001 because all amounts outstanding under our credit facility become due on that date.

OUR SUPPLIERS HAVE MODIFIED THE TERMS AND CONDITIONS UPON WHICH WE PURCHASE PRODUCT FOR SALE, WHICH CHANGES COULD ADVERSELY AFFECT OUR BUSINESS.

    Our suppliers have traditionally offered credit terms for the purchase of computer equipment. Our subsidiary, Aztec New England, has relied on such trade credit to acquire equipment that is sold to our customers. Due to our operating performance and other factors, including the April 30, 2001 expiration of our credit facility, certain of our suppliers reduced, modified or terminated our ability to use credit in the purchase of products. In the event we are no longer able to obtain equipment on favorable credit terms for an extended period, our business operations could be materially adversely affected.

NASDAQ HAS INFORMED US THAT OUR STOCK MAY BE DELISTED, AND DUE TO SUCH DELISTING, THE MARKET VALUE OF OUR COMMON STOCK MAY DECREASE AND YOU MAY HAVE DIFFICULTIES SELLING YOUR STOCK.

    Nasdaq informed us on March 2, 2001 of its intention to delist our common stock from trading on the Nasdaq SmallCap Market due to the failure to meet the continued listing requirements. We have initiated an appeal of this decision and a hearing is scheduled on April 12, 2001. If our stock is delisted from the Nasdaq SmallCap Market, we anticipate that our common stock will be quoted on the Nasdaq OTC Bulletin Board. Many institutional and other investors do not invest in stocks that are traded at levels below the Nasdaq SmallCap Market, which could restrict our ability to raise capital. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. Our inability to list our common stock on the Nasdaq SmallCap Market or any other stock exchange may negatively affect the liquidity and marketability of the common stock.

WE MAY BE UNABLE TO ATTRACT AND RETAIN OUR EMPLOYEES WHICH MAY RESULT IN OUR INABILITY TO SUCCESSFULLY COMPETE.

    Our business involves the delivery of professional services and is labor intensive. Our success depends in large part on our ability to attract, develop, motivate, and retain technical professionals. At December 31, 2000, approximately 65% of our employees were technical professionals. Qualified technical professionals are in a great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on our business.

WE RELY ON A NUMBER OF KEY PERSONNEL, THE LOSS OF ANY OF THESE INDIVIDUALS COULD ADVERSELY AFFECT OUR OPERATIONS.

    Our operations depend on the continued efforts of our corporate senior management and the senior management of certain of our other operating companies. If any of these people become unable to continue in his or her present role, or if we are unable to attract and retain other skilled professionals, our business could be adversely affected. We do not currently maintain key man life insurance policies for any of our officers or other personnel.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION ON A QUARTERLY BASIS AND THE FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE.

    We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect our personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because our sales cycle is relatively long and our services are impacted by both the financial condition and management decisions of our clients and general economic conditions. Because a high percentage of our expenses are relatively fixed at the beginning of any period and our general policy is to not adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of our engagements are, and may be in the future, terminable by our clients without penalty. A termination of a major project could require us to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that our results of operations will not be below the expectations of investors for any given fiscal period.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADJUST TO RAPID TECHNOLOGICAL CHANGES.

    As with all e-Solutions and e-Integrations companies, our success will depend in part on our ability to develop technology solutions that keep pace with continuing changes in technology, evolving industry standards, and changing client technology-driven business models and preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services uncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our operating results and financial condition.

THE SPIN-OFF FROM OUR PREDECESSOR MAY RESULT IN CONTINGENT LIABILITIES.

    In June 1998, we were part of a spin-off of subsidiaries from USOP and entered into a number of contractual arrangements which provide for, among other things, that we indemnify our predecessor corporation from tax and other liabilities relating to our businesses prior to and following the spin-off. In March 2001, USOP filed for protection under the bankruptcy laws. We may be unable to obtain indemnification from USOP regarding liabilities related to our predecessor's business prior to and following the spin-off.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We are exposed to interest rate change market risk principally with respect to our credit facility, which is priced based on certain interest rate alternatives. At December 31, 2000, $45.0 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 2001 could have a positive or negative effect on our interest expense.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            YEAR ENDED DECEMBER 31, 2000
                                             ----------------------------------------------------------
                                              FIRST     SECOND (1)   THIRD (1)   FOURTH (1)     TOTAL
                                             --------   ----------   ---------   ----------   ---------
Revenues...................................  $81,517     $ 80,807    $ 68,001     $ 60,531    $ 290,856
Gross profit...............................   18,603       18,665      13,534       11,535       62,337
Operating loss.............................     (101)     (23,951)     (4,975)      (8,450)     (37,477)
Net loss...................................     (835)     (15,760)     (4,753)     (24,959)     (46,307)
Per share amounts:
  Basic....................................  $ (0.04)    $  (0.70)   $  (0.21)    $  (1.09)   $   (2.04)
  Diluted..................................  $ (0.04)    $  (0.70)   $  (0.21)    $  (1.09)   $   (2.04)

                                                            YEAR ENDED DECEMBER 31, 1999
                                             ----------------------------------------------------------
                                              FIRST     SECOND (1)   THIRD (1)   FOURTH (1)     TOTAL
                                             --------   ----------   ---------   ----------   ---------
Revenues...................................  $85,919     $ 94,766    $ 95,231     $ 85,712    $ 361,628
Gross profit...............................   18,519       21,555      20,227       17,850       78,151
Operating income (loss)....................    1,737        2,275     (46,500)     (28,680)     (71,168)
Net income (loss)..........................      111          317     (33,087)     (41,141)     (73,800)

Per share amounts:
  Basic....................................  $  0.01     $   0.01    $  (1.49)    $  (1.85)   $   (3.34)
  Diluted..................................  $  0.01     $   0.01    $  (1.49)    $  (1.85)   $   (3.34)

------------------------
(1) In the second quarter of 2000, we classified the results of our Voice and Data business segment as discontinued operations since we had decided to dispose of the four subsidiaries included in this business segment. In
    June 2000, we completed the sale of three Voice and Data subsidiaries. In February 2001, we decided to retain the remaining Voice and Data subsidiary based on a number of business and transaction factors. Accordingly, the results of the Voice and Data business segment for all periods presented and the gain on the disposal of three Voice and Data subsidiaries in the year ended December 31, 2000, have been reclassified as continuing operations in the above quarterly financial data.

    In the second and third quarters of 2000, we recorded estimated disposal losses (net of income taxes) of $691 and $22, respectively, relating to the remaining Voice and Data subsidiary. In the fourth quarter of 2000, we reversed the estimated disposal loss of $713 relating to the remaining Voice and Data subsidiary pursuant to our decision to retain the subsidiary.

    The results of operations in the second, third and fourth quarter of 2000 include goodwill write-off charges of $21.8 million, $2.5 million, and $2.5 million, respectively. The results of operations in the third and fourth quarter of 1999 include goodwill write-off charges of $41.7 million and $27.4 million, respectively.

    See the Index to the Company's Consolidated Financial Statements and Financial Statement Schedule and the accompanying consolidated financial statements, notes and schedules which are filed as part of this Annual Report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Anything herein to the contrary notwithstanding, in no event are the sections entitled "Comparative Stock Performance" and "Report of the Compensation Committee on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of our fiscal year which ended December 31, 2000 (the "2001 Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item appears in the sections captioned "Nominees for Terms Expiring in 2001 (Class I Directors)," "Directors Whose Term Expires in 2002 (Class II Directors)," "Directors Whose Term Expires in 2003 (Class III Director)," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item appears in the sections captioned "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Contracts," "Stock Option Grants "and "Option Exchange" in the 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item appears in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item appears in the sections captioned "Director Compensation" in the 2001 Proxy Statement. Such information is incorporated herein by reference.

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

    (b) Reports on Form 8-K.

       None

    (c) Exhibits

EXHIBIT                               DESCRIPTION
-------       ------------------------------------------------------------
3.1           Amended and Restated Certificate of Incorporation
              (Incorporated herein by reference to the Company's Form 10-K filed on July 24, 1998)

3.2 Amended and Restated By-laws (Incorporated herein by reference to the Company's Form 10-K/A filed April 28, 1998)

3.3 Amendment to the Amended and Restated Bylaws (Incorporated herein by reference to the Company's Form 10-K/A filed on May 1, 2000)

4.1           Form of certificate representing shares of Common Stock
              (Incorporated herein by reference to the Company's
              Registration Statement on Form S-1 (File No. 333-46533)
              filed June 10, 1998)

10.1*         Employment Agreement between Aztec and Ross J. Weintraub
              (Incorporated herein by reference to the Company's Form 10-Q filed August 13, 1999)

10.2*         Employment Agreement between Aztec and Ira Cohen
              (Incorporated herein by reference to the Company's Form 10-Q filed August 13, 1999)

10.3*         Employment Agreement between Blueflame Inc., and Benjamin
              Tandowski (Incorporated herein by reference to the Company's
              Form 10-Q filed August 13, 1999)

10.4* 1998 Employee Stock Purchase Plan (Incorporated herein by reference to the Company's Form 10-K filed on June 24, 1998)

10.5* 1998 Stock Incentive Plan (Incorporated herein by reference to the Company's Form 10-K filed on June 24, 1998)

10.6* 1998 Non-Employee Director Stock Option Plan (Incorporated herein by reference to the Company's Form 10-K filed on June 24, 1998)

10.7          Revolving Credit Agreement By and Among the Company and
              BankBoston, N.A. as agent, dated as of July 27, 1998
              (Incorporated herein by reference to the Company's Form 10-Q filed on November 16, 1998)

EXHIBIT                               DESCRIPTION
-------       ------------------------------------------------------------
10.8          Amendment to the Revolving Credit Agreement by and among the
              Company, BankBoston, N.A. as agent, and other banks named
              therein, dated September 30, 1999 (Incorporated herein by
              reference to the Company's Form 10-Q filed November 15,
              1999)

10.9 Amendment to the Revolving Credit Agreement by and among the Company and Fleet National Bank, as agent, dated March 30,
              2000 (Incorporated herein by reference to the Company's Form
              10-K/A filed May 1, 2000)

10.10 Registration Rights Agreement by and among the Company and the banks named therein, dated as of April 21, 2000
              (Incorporated herein by reference to the Company's Form
              10-K/A filed on May 1, 2000)

10.11 Amendment to the Revolving Credit Agreement by and among the Company and Fleet National Bank, N.A. as agent, dated
              September 15, 2000 (Incorporated herein by reference to the Company's Form 10-Q filed on November 14, 2000)

10.12         Amendment to the Registration Rights Agreement dated
              September 15, 2000 by and among the Company and the Banks named therein (Incorporated herein by reference to the Company's Form 10-Q filed on November 14, 2000)

10.13         Amendment to the Revolving Credit Agreement, dated December
              26, 2000, by and among the Company, Fleet National Bank,
              N.A., as agent, and the lenders named therein (Incorporated herein by reference to the Company's Form 8-K filed on January 11, 2001)

21            Subsidiaries of the Company

23            Consent of PricewaterhouseCoopers LLP

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                                       AZTEC TECHNOLOGY PARTNERS, INC.

                                                       By:                /s/ IRA COHEN
                                                            -----------------------------------------
                                                                            Ira Cohen
                                                              President and Chief Operating Officer
                                                                  (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ CLIFFORD MITMAN
     -------------------------------------------       Chairman of the Board of       March 23, 2001
                Clifford Mitman, Jr.                     Directors

                                                       Vice President Finance and
                                                         Chief Financial Officer
                /s/ ROSS J. WEINTRAUB                    (Principal Financial
     -------------------------------------------         Officer                      March 28, 2001
                  Ross J. Weintraub                      and Principal Accounting
                                                         Officer)

                    /s/ IRA COHEN
     -------------------------------------------       Director                       March 28, 2001
                      Ira Cohen

                   /s/ LEON KOPYT
     -------------------------------------------       Director                       March 23, 2001
                     Leon Kopyt

               /s/ BENJAMIN TANDOWSKI
     -------------------------------------------       Director                       March 23, 2001
                 Benjamin Tandowski

                  /s/ JOSEPH GAGNON
     -------------------------------------------       Director                       March 23, 2001
                    Joseph Gagnon

                /s/ ROBERT BURLINSON
     -------------------------------------------       Director                       March 23, 2001
                  Robert Burlinson

                        AZTEC TECHNOLOGY PARTNERS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................    F-2
Consolidated Balance Sheet as of December 31, 2000 and
  December 31, 1999.........................................    F-3
Consolidated Statement of Operations for the years ended
  December 31, 2000 and 1999, the thirty-five weeks from
  April 26, 1998 to December 31, 1998 and the fiscal year
  ended
  April 25, 1998............................................    F-4
Consolidated Statement of Stockholders' Equity (Deficit) for
  the years ended December 31, 2000 and 1999, the
  thirty-five weeks from April 26, 1998 to December 31,
  1998, and the fiscal year ended April 25, 1998............    F-5
Consolidated Statement of Cash Flows for the years ended
  December 31, 2000 and 1999, the thirty-five weeks from
  April 26, 1998 to December 31, 1998 and the fiscal year
  ended
  April 25, 1998............................................    F-6
Notes to Consolidated Financial Statements..................    F-8
Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts and
  Reserves..................................................    S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Aztec Technology Partners, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) appearing on page F-1 present fairly, in all material respects, the financial position of Aztec Technology Partners, Inc and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998 and the fiscal year ended April 25, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)
(2) appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant debt obligations, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2001

                        AZTEC TECHNOLOGY PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $   2,367      $   4,550
  Restricted cash...........................................          750
  Accounts receivable, less allowance for doubtful accounts
    of $4,365 and $5,679, respectively......................       38,455         65,481
  Inventories...............................................        4,785         10,685
  Unbilled percentage of completion revenues................        2,529          4,730
  Prepaid expenses..........................................        5,372          5,264
  Other current assets......................................        1,675          3,564
  Refundable and prepaid income taxes.......................        4,023          3,380
  Deferred income taxes.....................................                       5,432
                                                                ---------      ---------
    Total current assets....................................       59,956        103,086

  Property and equipment, net...............................        6,703         10,386
  Intangibles, net..........................................       12,546         55,760
  Other assets..............................................          702          1,908
  Deferred income taxes.....................................                       2,476
                                                                ---------      ---------
    Total assets............................................    $  79,907      $ 173,616
                                                                =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt......................    $  44,988      $     166
  Accounts payable..........................................       20,988         34,538
  Accrued compensation......................................        8,145          6,570
  Deferred revenue..........................................        5,456         10,140
  Other accrued liabilities.................................        9,713         11,766
                                                                ---------      ---------
    Total current liabilities...............................       89,290         63,180
Long-term debt..............................................                      74,544
  Other long-term liabilities...............................                       1,956
                                                                ---------      ---------
    Total liabilities.......................................       89,290        139,680
                                                                =========      =========

Commitments and contingencies--Note 11
Stockholders' equity (deficit):
  Preferred stock $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding............
  Common stock--$.001 par value; 150,000,000 shares
    authorized, 23,335,177 and 22,428,837 shares issued and
    outstanding, respectively...............................           23             22
  Additional paid-in capital................................       97,341         94,354
  Accumulated deficit.......................................     (106,747)       (60,440)
                                                                ---------      ---------
    Total stockholders' equity (deficit)....................       (9,383)        33,936
                                                                ---------      ---------
    Total liabilities and stockholders' equity (deficit)....    $  79,907      $ 173,616
                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                35 WEEKS
                                                                             FROM APRIL 26,     FISCAL
                                                YEAR ENDED     YEAR ENDED       1998 TO       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    APRIL 25,
                                                   2000           1999            1998           1998
                                               ------------   ------------   --------------   ----------
Revenues:
  Products...................................    $167,061       $196,790        $120,949       $116,998
  Services...................................     123,795        164,838         108,407         91,343
                                                 --------       --------        --------       --------
    Total revenues...........................     290,856        361,628         229,356        208,341
                                                 --------       --------        --------       --------
Cost of revenues:
  Products...................................     146,055        173,553         104,964        100,137
  Services...................................      82,464        109,924          69,815         58,180
                                                 --------       --------        --------       --------
    Total cost of revenues...................     228,519        283,477         174,779        158,317
                                                 --------       --------        --------       --------
    Gross profit.............................      62,337         78,151          54,577         50,024
Selling, general and administrative
  expenses...................................      71,361         71,725          37,885         35,185
Amortization of intangibles..................       1,211          4,828           2,389            840
Strategic restructuring costs................         411          3,643           4,330          1,750
Write-off of goodwill........................      26,831         69,123
                                                 --------       --------        --------       --------
    Operating income (loss)..................     (37,477)       (71,168)          9,973         12,249
Other expense (income):
  Gain on disposal of businesses, net........      (5,207)
  Interest expense...........................       8,644          6,930           2,662            807
  Interest income............................        (135)          (183)           (172)          (785)
  Other......................................        (576)          (288)           (186)           (44)
                                                 --------       --------        --------       --------
Income (loss) before provision for (benefit
  from) income taxes.........................     (40,203)       (77,627)          7,669         12,271
Provision for (benefit from) income taxes....       6,104         (3,827)          3,512          5,797
                                                 --------       --------        --------       --------
Net income (loss)............................    $(46,307)      $(73,800)       $  4,157       $  6,474
                                                 ========       ========        ========       ========

Weighted-average shares outstanding:
  Basic......................................      22,734         22,107          22,839         23,911
  Diluted....................................      22,734         22,107          22,974         24,385
Per share amounts:
  Basic......................................    $  (2.04)      $  (3.34)       $   0.18       $   0.27
                                                 ========       ========        ========       ========
  Diluted....................................    $  (2.04)      $  (3.34)       $   0.18       $   0.27
                                                 ========       ========        ========       ========

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                               RETAINED
                                                   ADDITIONAL                  EARNINGS          TOTAL
                                         COMMON     PAID-IN     DIVISIONAL   (ACCUMULATED    STOCKHOLDERS'
                                         STOCK      CAPITAL       EQUITY       DEFICIT)     EQUITY (DEFICIT)
                                        --------   ----------   ----------   ------------   ----------------
Balance at April 26, 1997.............    $          $           $  8,897      $   2,729        $11,626
  Issuance of U.S. Office Products
    common stock in conjunction with
    acquisitions......................                             71,921                        71,921
Capital contribution by U.S. Office
  Products............................                             15,298                        15,298
Net income............................                                             6,474          6,474
                                          ---        -------     --------      ---------        -------
Balance at April 25, 1998.............                             96,116          9,203        105,319
  Reduction of capital contribution by
    U.S. Office Products..............                             (2,510)                       (2,510)
Spin-off from U.S. Office Products....     22         93,584      (93,606)
Net income............................                                             4,157          4,157
                                          ---        -------     --------      ---------        -------
Balance at December 31, 1998..........     22         93,584                      13,360        106,966
Shares issued under stock option and
  purchase plans......................                   770                                        770
Net loss..............................                                           (73,800)       (73,800)
                                          ---        -------     --------      ---------        -------
Balance at December 31, 1999..........     22         94,354                     (60,440)        33,936
                                          ---        -------     --------      ---------        -------
  Shares issued under common stock
    option and purchase plans.........      1          1,158                                      1,159
  Warrants granted in conjunction with
    credit facility amendment.........                 1,231                                      1,231
  Shares issued under settlement
    agreement.........................                   267                                        267
  Compensation expense related to
    common stock options..............                   331                                        331
Net loss..............................                                           (46,307)       (46,307)
                                          ---        -------     --------      ---------        -------
Balance at December 31, 2000..........    $23        $97,341     $             $(106,747)       $(9,383)
                                          ===        =======     ========      =========        =======

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     35 WEEKS
                                                                                  FROM APRIL 26,     FISCAL
                                                     YEAR ENDED     YEAR ENDED       1998 TO       YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    APRIL 25,
                                                        2000           1999            1998           1998
                                                    ------------   ------------   --------------   ----------
Cash flows from operating activities:
  Net income (loss)...............................    $(46,307)      $(73,800)        $ 4,157       $  6,474

  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating
    activities:
  Gain on disposal of businesses, net.............      (5,207)
  Depreciation and amortization expense...........       4,378          7,100           3,535          1,992
  Amortization of debt issuance costs.............       2,413            421             172
  Compensation expense related to common stock
    options.......................................         331
  Deferred income taxes...........................       7,908         (5,585)         (1,122)           123
  Stock option tender offer.......................                                      1,774
  Write-off of Solutions, ETC purchase............                                                       320
  Write-off of goodwill...........................      26,831         69,123

  Changes in current assets and liabilities (net
    of effects from disposal of businesses and
    business combinations accounted for under the
    purchase method):
  Accounts receivable.............................      10,098          8,657         (18,815)       (10,125)
  Inventories.....................................       4,037            638          (1,777)           964
  Other receivable................................                     10,550
  Prepaid expenses and other......................        (852)        (2,252)        (14,990)            (7)
  Accounts payable................................      (6,264)        (9,399)         26,996         (4,074)
  Accrued liabilities.............................        (415)        10,472           3,864         (2,230)
                                                      --------       --------         -------       --------
    Net cash (used in) provided by operating
      activities..................................      (3,049)        15,925           4,114         (6,883)
                                                      --------       --------         -------       --------

Cash flows from investing activities:
  Cash received (paid) in acquisitions............                         81         (73,379)           182
  Net cash received from disposal of businesses...      33,067
  Additions to property and equipment.............      (2,629)        (5,055)         (2,644)        (2,599)
  Payments of non-recurring acquisition costs.....                                                      (460)
                                                      --------       --------         -------       --------
    Net cash provided by (used in) investing
      activities..................................      30,438         (4,974)        (76,023)        (2,877)
                                                      --------       --------         -------       --------
Cash flows from financing activities:
  Payment of short-term debt, net.................                                       (732)        (4,166)
  Proceeds from issuance of long-term debt........                                     89,900
  Payment of long-term debt, net..................     (29,545)       (15,724)
  Deferred debt issuance costs....................      (1,186)          (210)         (1,800)
  Proceeds from issuance of common stock..........       1,159            770
  Payments of dividends at pooled companies.......                                                    (1,320)
  (Payments to) advances from U.S. Office
    Products......................................                                     (4,388)           818
  (Reduction) increase of capital contribution by
    U.S. Office Products..........................                                     (4,284)        15,298
                                                      --------       --------         -------       --------
    Net cash (used in) provided by financing
      activities..................................     (29,572)       (15,164)         78,696         10,630
                                                      --------       --------         -------       --------
Net (decrease) increase in cash and cash
  equivalents.....................................      (2,183)        (4,213)          6,787            870
Cash and cash equivalents at beginning of
  period..........................................       4,550          8,763           1,976          1,106
                                                      --------       --------         -------       --------
Cash and cash equivalents at end of period........    $  2,367       $  4,550         $ 8,763       $  1,976
                                                      ========       ========         =======       ========

          See accompanying notes to consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                35 WEEKS
                                                                             FROM APRIL 26,     FISCAL
                                                YEAR ENDED     YEAR ENDED       1998 TO       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    APRIL 25,
                                                   2000           1999            1998           1998
                                               ------------   ------------   --------------   ----------
Supplemental disclosures of cash flow
  information:
  Interest paid..............................     $6,449         $5,965          $2,133         $  759
  Income taxes paid..........................     $  673         $3,398          $5,136         $9,305

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    We utilized our credit facility and issued common stock in connection with certain business combinations during the thirty-five weeks ended December 31, 1998 and the fiscal year ended April 25, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                 35 WEEKS
                                                              FROM APRIL 26,     FISCAL
                                                                 1998 TO       YEAR ENDED
                                                               DECEMBER 31,    APRIL 25,
                                                                   1998           1998
                                                              --------------   ----------
Assets acquired.............................................     $ 76,048       $ 92,757
Liabilities assumed.........................................       (2,669)       (21,018)
                                                                 --------       --------
  Net assets acquired.......................................     $ 73,379       $ 71,739
                                                                 ========       ========
The acquisitions were funded as follows:
  Long-term debt............................................     $ 73,816       $
  Common stock..............................................                      71,921
  Cash received.............................................         (437)          (182)
                                                                 --------       --------
    Total...................................................     $ 73,379       $ 71,739
                                                                 ========       ========

    In September 2000 and December 2000, we issued warrants (see Note 14) to purchase 860,496 and 319,895 shares, respectively, of our common stock, with an exercise price of $0.01 per share, to our bank lenders as part of an agreement to amend and waive certain noncompliance with the terms of our credit facility.

    In September 2000, we issued 170,780 shares of our common stock, with an aggregate value of $267 as the first installment under an agreement (see
Note 14) regarding the settlement of an obligation relating to an acquisition completed by us in September 1998.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--NATURE OF THE BUSINESS AND BACKGROUND

    We provide e-Solutions and e-Integration services and equipment, principally in the Northeast region of the United States, which allow our clients to obtain a competitive advantage through the use of Internet, intranet and extranet technologies. We also provide telephone system refurbishing services and temporary computer staffing services to clients in other regions of the United States.

    During 2000, we completed the sale of five subsidiaries as described further in Note 5. We also initiated a restructuring plan to improve operational efficiencies resulting in the closure of unprofitable operations during 2000 (see Note 15). As part of this process, we combined certain e-Integration practices and consultants from our subsidiary Digital Network Associates LLC ("DNA") with our e-Solutions subsidiary, Blueflame Inc. ("Blueflame"), formerly Professional Computer Solutions, Inc.. We also closed our Trumbull, Connecticut location and effected staff reductions at certain of our operating locations primarily related to our decision to exit DNA's product business.

    We are a Delaware Corporation and were a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") prior to our spin-off from U.S. Office Products on June 9, 1998. This transaction was effected through the distribution of shares of our common stock to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Technology Solutions division to us. The Technology Solutions division was created by U.S. Office Products in October 1996 and during the period from October 1996 to April 1997, the division completed five business combinations (the "Pooled Companies") accounted for under the pooling of interests method of accounting.

    During the period from September 1997 to October 1998, we made eight acquisitions (the "Purchase Companies") accounted for under the purchase method of accounting. The results of these acquisitions have been included in our results of operations from their respective dates of acquisition. We also entered into a number of agreements with U.S. Office Products to facilitate the Distribution and our transition to an independent business enterprise (see
Note 11). At the date of the Distribution, U.S. Office Products allocated
$5.0 million in debt to us which we paid upon the completion of the Distribution.

NOTE 2--GOING CONCERN AND BASIS OF PRESENTATION

GOING CONCERN

    Our credit facility expires on April 30, 2001 and our bank lenders have not agreed to extend its maturity date. We are in discussions with our bank lenders to extend the maturity date or otherwise restructure our credit facility. At December 31, 2000, the total outstanding amount under our credit facility was $45.0 million. We have cash balances of $3.1 million including restricted cash of $.8 million at December 31, 2000 and we do not anticipate sufficient funds being available to satisfy our obligation in the event our bank lenders demand payment of the amount outstanding under our credit facility. As a result, we will be in default and our bank lenders could take a number of actions that materially adversely affect our ability to continue as a going concern. We are currently identifying and developing alternative funding arrangements to enable us to meet our obligations as they become or may become due. Our ability to continue as a going concern is dependent, among other factors, on our ability to

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 2--GOING CONCERN AND BASIS OF PRESENTATION (CONTINUED) meet obligations as they become due. In the event we are unsuccessful in our efforts, there is substantial doubt over our ability to continue as a going concern.

    Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amount and classification of liabilities or any adjustments that might be necessary should we be unable to continue as a going concern.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Certain balances in prior years have been reclassified for the purpose of consistency with current year presentation.

    In the second quarter of 2000, we classified the results of our Voice and Data business segment as discontinued operations since we had decided to dispose of the four subsidiaries included in this business segment. In June 2000, we completed the sale of three Voice and Data subsidiaries (see Note 5). In February 2001, we decided to retain the remaining Voice and Data subsidiary based on a number of business and transaction factors. Accordingly, the results of the Voice and Data business segment for all periods presented and the gain on the disposal of three Voice and Data subsidiaries in the year ended
December 31, 2000, are classsified as continuing operations in the consolidated statement of operations. In the second and third quarters of 2000, we recorded estimated disposal losses (net of income taxes) of $691 and $22, respectively, relating to the remaining Voice and Data subsidiary. In the fourth quarter of 2000, we reversed the estimated disposal loss of $713 relating to the remaining Voice and Data subsidiary pursuant to our decision to retain the subsidiary.

    For periods prior to the spin-off from U.S. Office Products on June 9, 1998, our consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to us prior to the Distribution were included in our separate consolidated balance sheet. Our statement of operations includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, human resources, as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. We believe these allocations were made on a reasonable basis.

    U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, no cash and cash equivalents were allocated to us at the time of the Distribution. Our consolidated statement of operations includes an allocation of interest expense (see Note 8) on all debt allocated to us.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of restructuring reserves. Although we regularly assess these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

CASH AND CASH EQUIVALENTS

    We consider temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are generally not collateralized and as a result, we continually monitor the creditworthiness of our customers to reduce the risk of loss.

    The amount due from one of our customers accounted for approximately 15% of our total accounts receivable at December 31, 2000. No individual customer accounted for more than 10% of our total accounts receivable at December 31, 1999.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale. We provide inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology and other economic factors.

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

GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is amortized on a straight-line basis over

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimated useful lives of 15-40 years and identified intangible assets are amortized on a straight-line basis generally over four years.

    The carrying amounts of goodwill and intangible assets are reviewed if facts and circumstances suggest that these amounts may be impaired. If this review indicates that the carrying amounts of goodwill and intangible assets will not be recoverable, as determined by comparing anticipated undiscounted cash flows of the entity to the net book value of the goodwill, the carrying amounts of the goodwill and intangible assets are reduced to fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of".

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

REVENUE RECOGNITION

    Revenue from hardware and packaged software sales is recognized upon transfer of title and risk of loss to the customer provided that no significant obligations remain and collectibility of related receivables is considered probable.

    Revenue from fixed-price contracts is recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost at completion. This method is used because we consider accumulated costs to be the best available measure of progress on these contracts. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Revenues related to fixed-price contracts which include both product and service components are recorded as service revenues.

    Revenue from software development contracts is recognized as work is performed on a "time and materials" basis. Revenue from consulting and installation services is recognized ratably over the contract period or as the service is provided.

    Maintenance revenue earned from the provision of services is generally recognized ratably over the life of the maintenance period. When we resell maintenance without obligation to provide services, we recognize a commission fee from the maintenance provider.

    Payments received by us in advance of product delivery or performance of services are deferred until earned.

ADVERTISING COSTS

    We expense advertising costs when the advertisement occurs. Advertising costs are included in our consolidated statement of operations as a component of selling, general and administrative expenses. Advertising expense for the years ended December 31, 2000 and 1999, the thirty-five weeks ended

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 31, 1998 and fiscal 1998 was $825, $1,903, $710 and $1,666, respectively. We also earn co-op funds from certain vendors which can be used for advertising, trade shows and telemarketing campaigns. These funds are included in our consolidated statement of operations as a credit to the corresponding selling, general and administrative expenses. Co-op funds for the years ended December 31, 2000 and 1999, the thirty-five weeks ended
December 31, 1998 and fiscal 1998 were $1,818, $2,093, $2,011 and $1,812, respectively.

STOCK-BASED COMPENSATION

    We account for employee stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of the grant. We elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with FAS 123.

INCOME TAXES

    Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is also required against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    As a division of U.S. Office Products, we were included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products and therefore, we did not file separate federal income tax returns. For purposes of our consolidated financial statements for periods prior to June 9, 1998, our allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

NET INCOME (LOSS) PER SHARE

    Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share in loss years exclude common share equivalents, as their inclusion would have an anti-dilutive effect.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, long-term debt and common stock purchase warrants approximate fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either
December 15, 1998 or January 12, 2000. Application of this pronouncement has not had a material impact on the Company's financial position or results of operations. In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. We adopted SAB 101 on January 1, 2000 and our revenue recognition practices are in compliance with SAB 101.

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"). This statement was amended by the issuance of Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement was further amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133". Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We believe that the adoption of FAS 133 will not have a significant effect on our results of operations or financial position, as we currently do not utilize derivative instruments or other embedded derivative instruments.

    During 2000, the Emerging Issues Task Force ("EITF") discussed EITF 00-19 ("EITF 00-19"), "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock)". This EITF addresses how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The initial balance sheet classification of contracts addressed in this EITF generally is based on the concept that contracts that require net-cash settlement are assets or liabilities and contracts that require settlement in shares are equity instruments. However, if sufficient registered shares are not available to satisfy a contract, such as a warrant, the warrant is classified as a liability. This EITF is

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) effective for warrants issued after September 20, 2000 and requires warrants issued prior to September 20, 2000 to be reclassified as a liability on June 30, 2001.

DISTRIBUTION RATIO

    On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Distribution. At the date of Distribution, we issued to U.S. Office Products shareholders one share of its common stock for every five shares of U.S. Office Products common stock held by each respective shareholder. The fiscal 1998 share data reflected in the accompanying financial statements represent the historical share data for U.S. Office Products for the period or as of the date indicated, and has been retroactively adjusted to give effect to the one for five distribution ratio.

CHANGE IN FISCAL YEAR

    On June 30, 1998, after the spin-off from U.S. Office Products, our Board of Directors voted to change our fiscal year end from the last Saturday in April, to December 31.

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

                                                   35 WEEKS FROM       35 WEEKS FROM
                                                 APRIL 26, 1998 TO   APRIL 27, 1997 TO
                                                   DECEMBER 31,        DECEMBER 31,
                                                     1998 (1)              1997
                                                 -----------------   -----------------
                                                                        (UNAUDITED)
Revenues:
  Products.....................................       $120,949            $ 80,270
  Services.....................................        108,407              41,916
                                                      --------            --------
    Total revenues.............................        229,356             122,186
                                                      --------            --------
Cost of revenues:
  Products.....................................        104,964              67,952
  Services.....................................         69,815              24,019
                                                      --------            --------
    Total cost of revenues.....................        174,779              91,971
                                                      --------            --------
    Gross profit...............................       $ 54,577            $ 30,215
                                                      ========            ========
  Operating income.............................       $  9,973            $  9,774
                                                      ========            ========
  Net income...................................       $  4,157            $  5,771
                                                      ========            ========
Per share amounts:
  Basic........................................       $   0.18            $   0.25
                                                      ========            ========
  Diluted......................................       $   0.18            $   0.24
                                                      ========            ========

------------------------

(1) Results for the thirty-five weeks from April 26, 1998 to December 31, 1998 include strategic restructuring costs of $4,330.

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, the "thirty-five weeks ended December 31, 1998" and "fiscal 1998", refer to the transition period from April 26, 1998 to December 31, 1998 and the fiscal year ended April 25, 1998, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS

    During the thirty-five weeks ended December 31, 1998, we made three acquisitions accounted for under the purchase method for an aggregate purchase price of $73,379, net of cash acquired of $437, financed principally through our credit facility (see Note 8). The total assets related to these acquisitions were $76,048, including intangible assets of $68,672.

    During fiscal 1998, we made five acquisitions accounted for under the purchase method for an aggregate purchase price of $71,739, consisting of 651,021 shares of common stock with a market value of $71,921, net of $182 of cash acquired. The total assets related to these acquisitions were $92,757, including intangible assets of $64,668.

NOTE 5--DISPOSITIONS

    During 2000, we completed the sale of five subsidiaries, including three Voice and Data business segment subsidiaries, for $37.6 million, realizing a pre-tax gain of $5.2 million on these transactions. The net proceeds from the sale of these subsidiaries, aggregating $33.1 million, were primarily used to reduce debt outstanding under the term portion of our credit facility. At December 31, 2000, restricted cash of $750 represents an escrow account established to satisfy potential future indemnification and other obligations relating to the sale of our Voice and Data subsidiaries. The escrow account expires in November 2002.

    Revenues and operating income, before write-off of goodwill, from these subsidiaries are $54.2 million and $1.8 million, respectively, for the year ended December 31, 2000.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Land................................................     $              $   143
Buildings...........................................                        374
Furniture, fixtures and equipment...................      12,964         15,778
Leasehold improvements..............................         438            719
                                                         -------        -------
  Total property and equipment......................      13,402         17,014
Less: Accumulated depreciation and amortization.....      (6,699)        (6,628)
                                                         -------        -------
Property and equipment, net.........................     $ 6,703        $10,386
                                                         =======        =======

    Depreciation expense for the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998 and fiscal 1998 was $3,095, $2,272, $1,146 and $1,152, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7--INTANGIBLE ASSETS AND IMPAIRMENT

    Intangible assets consist of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Goodwill............................................     $15,597        $62,241
Other intangible assets.............................                      1,576
Less: Accumulated amortization......................      (3,051)        (8,057)
                                                         -------        -------
Intangibles, net....................................     $12,546        $55,760
                                                         =======        =======

    In the third and fourth quarters of 2000, goodwill in the amount of $2.5 million and $2.5 million, respectively, was expensed due to impairment based on our review of future operating cashflows related to a subsidiary included in our Other business segment.

    In the second quarter of 2000, goodwill and intangible assets, aggregating $21.8 million were expensed due to impairment based on our review of future operating cashflows and estimated proceeds from divestitures of the subsidiaries to which they relate. The subsidiaries are included in our Other and e-Integration business segments.

    In the fourth quarter of 1999, goodwill in the amount of $27.4 million was expensed in connection with the planned divestiture of our Voice and Data business segment subsidiaries. The carrying amount of the subsidiaries written down to fair value was $27.7 million at December 31, 1999.

    In the third quarter of 1999, goodwill in the amount of $39.3 million was expensed due to significant anticipated operating cash flow decreases at an Illinois based subsidiary, as well as the decision to close an Ohio based subsidiary. Both subsidiaries are included in our Other business segment. In the third quarter of 1999, goodwill in the amount of $2.4 million was expensed in connection with a strategic restructuring plan that included significant staff reductions at a Connecticut based e-Integration business segment subsidiary.

    The charges have been reflected in the consolidated statement of operations as "Write-off of goodwill". The charges represent the amount necessary to decrease the carrying values of goodwill and intangible assets to our best estimate of the businesses' future discounted cash flows using the methodology described in Note 3.

    Amortization expense for the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998 and fiscal 1998 was $1,211, $4,828, $2,389 and $840, respectively.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--CREDIT FACILITIES

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Credit Facility.....................................    $ 44,988        $74,300
Other long-term debt, including capital lease
  obligations and notes payable, secured by certain
  assets of the Company.............................                        410
                                                        --------        -------
                                                          44,988         74,710
Less: Current maturities of long-term debt..........     (44,988)          (166)
                                                        --------        -------
  Total long-term debt..............................    $               $74,544
                                                        ========        =======

    We entered into a $140.0 million credit facility with our bank lenders on July 27, 1998. The agreement provided that up to $15.0 million of the credit facility may be used for working capital and other general corporate purposes and up to $125.0 million may be used to fund permitted acquisitions. The credit facility had an original maturity of July 27, 2003. As of December 31, 1999, we were not in compliance with certain financial covenants under the credit facility. On March 30, 2000, the credit facility was amended to waive our non-compliance for the fourth quarter of 1999. The amendment modified the maturity date on the credit facility from July 27, 2003 to April 30, 2001. Further, the amendment had provisions for certain levels of loan reductions during 2000, which failure to achieve resulted in additional interest charges and grants to our bank lenders of warrants to purchase shares of our common stock.

    Our credit facility expires on April 30, 2001 and accordingly all our debt is now classified as short term. We are in discussions with our bank lenders to extend the expiration date or otherwise restructure our credit facility. If we are not successful, we will not be able to repay our bank lenders the amount outstanding under the credit facility. As a result, we will be in default and our lenders could take a number of actions that materially adversely affect our ability to continue as a going concern. At December 31, 2000, the total outstanding amount under the credit facility is comprised of $8.0 million under the revolver portion and $37.0 million under the term portion of the facility.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

    As of June 30, 2000 and March 31, 2000, we were not in compliance with one financial covenant under the credit facility requiring a minimum debt service coverage. Effective September 15, 2000, the credit facility was amended and the bank lenders waived our non-compliance as of June 30, 2000 through April 30, 2001, which is the maturity date of the credit facility. The September 15, 2000 amendment required us to (1) issue currently exercisable warrants to purchase shares equal to 3% of our outstanding common stock on a fully diluted basis, at an exercise price of $0.01 per share and to register the shares issuable upon the exercise of the warrants so that they may be freely sold; (2) to pay interest on outstanding debt on a monthly basis; (3) to issue additional warrants to purchase a number of shares equal to 1% of our outstanding common stock on a fully diluted basis, at $0.01 per share if the outstanding loan commitment (as defined below) is not less than $32.0 million by December 31, 2000; and (4) that the bank lenders' approval of any transaction involving a realization on our investment in our subsidiary Blueflame will be conditioned upon the re-payment of all amounts outstanding under the credit facility. "Loan commitment" means, the amount outstanding under the term portion of our credit facility plus the amount of our bank lenders' obligation to loan funds to us under the revolver portion of the credit facility.

    Effective December 26, 2000, the credit facility was amended to reduce the amount available to us under the revolver portion of the credit facility from $15.0 million to $14.0 million by January 31, 2001. The terms of the amendment also require us to file a registration statement with the SEC by April 30, 2001, with respect to the shares issuable upon exercise of the warrants held by our bank lenders.

    The credit facility and its obligations are secured by all of our assets. The credit facility provides for interest rate options to us at rates which approximate prime or LIBOR, and in both cases, plus an applicable margin. The weighted-average interest rate for the years ended December 31, 2000 and 1999 approximated 9.77% and 8.14%, respectively. The credit facility, calls for a commitment fee of 0.50%, payable quarterly, in arrears, based on the average daily unused portion. In addition, we incurred $1,800 of costs associated with the issuance of the credit facility, an additional $210 with the amendment of September 30, 1999, an additional $1,186 with the amendments during 2000, which are being amortized over the term of the credit facility and which are included in interest expense. The amount of amortization for the years ended
December 31, 2000 and 1999 and the thirty-five weeks ended December 31, 1998, was $1,833, $421 and $151, respectively. During 2000, we borrowed funds under the credit facility in excess of our eligible accounts receivable. As a result, we incurred over-advance fees of $691 which are included in interest expense for the year ended December 31, 2000.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--INCOME TAXES

    The provision for (benefit from) income taxes consists of:

                                                                                 35 WEEKS
                                                                                FROM APRIL
                                                                                   26,          FISCAL
                                                  YEAR ENDED     YEAR ENDED      1998 TO      YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 25,
                                                     2000           1999           1998          1998
                                                 ------------   ------------   ------------   ----------
Income taxes currently payable:
  Federal......................................     $(3,824)       $   480        $ 3,611       $4,484
  State........................................       2,020          1,278          1,023        1,190
                                                    -------        -------        -------       ------
                                                     (1,804)         1,758          4,634        5,674
                                                    =======        =======        =======       ======
Deferred income tax (benefit) expense..........       7,908         (5,585)        (1,122)         123
                                                    -------        -------        -------       ------
    Provision for (benefit from) income
      taxes....................................     $ 6,104        $(3,827)       $ 3,512       $5,797
                                                    =======        =======        =======       ======

    Deferred taxes are comprised of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Deferred tax assets:
  Intangibles.......................................    $               $13,354
  Inventory.........................................       1,200            540
  Allowance for doubtful accounts...................       1,746          2,271
  Accrued liabilities...............................         646          1,981
  Deferred compensation.............................       1,171            725
  State NOL carryforward............................       2,669            643
  Federal NOL carryforward..........................      11,352
  Other.............................................         385            812
                                                        --------        -------
    Deferred tax assets before valuation
      allowance.....................................      19,169         20,326
                                                        --------        -------
  Valuation allowance...............................     (19,087)        (2,441)
Deferred tax liabilities:
  Intangibles.......................................                     (9,970)
  Other.............................................         (82)            (7)
                                                        --------        -------
    Deferred tax liabilities........................         (82)        (9,977)
                                                        --------        -------
    Net deferred tax asset..........................    $               $ 7,908
                                                        ========        =======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--INCOME TAXES (CONTINUED)
    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                                35 WEEKS
                                                                             FROM APRIL 26,     FISCAL
                                                YEAR ENDED     YEAR ENDED       1998 TO       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    APRIL 25,
                                                   2000           1999            1998           1998
                                               ------------   ------------   --------------   ----------
U.S. federal statutory rate..................      (34.0)%        (34.0)%         34.0%          35.0%
State income taxes, net of federal income tax
  benefit....................................        3.0           (2.8)           6.5            6.4
Nondeductible goodwill.......................        6.5           28.8            4.3            2.4
Nondeductible acquisition costs..............                                                     2.8
Valuation allowance..........................       35.2            3.1
Other........................................        4.5                           1.0            0.6
                                                   -----          -----           ----           ----
Effective income tax rate....................       15.2%          (4.9)%         45.8%          47.2%
                                                   =====          =====           ====           ====

    We have recorded a federal income tax asset and benefit to the income statement of $3.8 million in respect of carrying back available net operating losses to recover tax payments made in prior years. The September 2000 bank amendment to our credit facility requires us to pay down debt with 75% of the tax refund of $3.8 million when it is received.

    The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Ultimately realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carryforwards are available and temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other matters in making this assessment. As a result of our evaluation of these factors at December 31, 2000 and 1999, and based on both our inability to utilize further net operating losses on a carry back basis and the projected taxable results of operations, we recorded valuation allowances of $19,087 and $2,441, respectively. The valuation reserve at December 31, 2000 is primarily related to our assessment of the low probability of realizing our deferred tax assets resulting from discontinuance of our divestiture strategy.

    At December 31, 2000 we had net operating loss carryforwards of approximately $33.4 million and $43.8 million for federal and state tax purposes, respectively. The federal net operating losses expire in 2020 and the state net operating losses begin to expire in 2005. The utilization of federal and state tax loss carryforwards may be subject to limitations under
Section 382 of the U.S. Internal Revenue Code.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--LEASE COMMITMENTS

    We lease various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows as of December 31, 2000:

                                                              OPERATING
                                                               LEASES
                                                              ---------
2001........................................................   $2,571
2002........................................................    2,234
2003........................................................    1,900
2004........................................................      922
2005........................................................      587
Thereafter..................................................       --
                                                               ------
Total minimum lease payments................................   $8,214
                                                               ======

    Rent expense for all operating leases for the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998, and fiscal 1998 was $3,540, $3,793, $1,643 and $999, respectively.

NOTE 11--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On March 3, 1999, a lawsuit was filed against us, along with USOP and Jonathan Ledecky, a former director of Aztec, by Philip Arturi, former President of Professional Network Services, Inc. ("PNS"), and Bruce Torello, a former PNS employee. Messrs. Arturi and Torello claim a total of $2.0 million in damages in connection with the sale of their company to USOP in September 1997. PNS was one of the business units that was spun off from USOP as part of Aztec in June 1998 and was a wholly-owned subsidiary of USOP prior to the spin-off. The plaintiffs claim that USOP failed to disclose certain material facts during USOP's acquisition of the business and that they were given assurances that they would be compensated for damages from the drop in the value of the USOP stock received in consideration for the sale of the Company. Some or all of the claims may be subject to indemnification by us and the other companies concurrently spun off by USOP under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan. It is also possible that we could seek indemnity from USOP for these claims.

    In connection with our acquisition of Aztec International, a lawsuit was filed in the United States District Court for the District of Delaware in February 1999 against USOP, and James Claypoole and Jonathan Ledecky as employees of USOP, by Jack Meehan, Fran Meehan, Christopher Meehan, Beth Meehan, Gordon Tingets, Les Asher, Michael Dickens, and William Durniak. A number of the plaintiffs are officers and directors of Aztec International. Messrs. Claypoole and Ledecky are former directors of Aztec. The lawsuit alleges that USOP, (and Claypoole and Ledecky as its employees) failed to disclose certain material facts during USOP's acquisition of the business. The lawsuit further alleges that the plaintiffs were given assurances that they would be compensated for damages resulting from a decrease in the value of USOP's stock they received in connection with the sale. The plaintiffs claim damages of $9.5 million. Some or all of the claims may be subject to indemnification by us and the other spin-off companies under the terms of the distribution agreement that was executed in connection with USOP's strategic restructuring plan.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    We have not accrued a liability in connection with the above litigation as we accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. If we are unable to settle or obtain indemnification from U.S. Office Products in connection with the above litigation, there could be a material adverse effect on the Company.

POST-EMPLOYMENT BENEFITS

    We have entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 31, 2000 and 1999 related to these agreements, as no change of control has occurred or is probable.

DISTRIBUTION

    At the date of the distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the companies concurrently spun off by USOP entered into the Tax Indemnification Agreement. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of the Company and the other spin-off companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other spin-off companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements allocated liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the technology business, between U.S. Office Products and each spin-off company.

NOTE 12--EMPLOYEE BENEFIT PLANS

    Effective upon the Distribution, we implemented a 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with
Section 401(k) of the Internal Revenue Code. We match a portion of employee contributions and all employees are eligible to participate in the 401(k) Plan on the first day of the calendar quarter following three months of service. Our matching contribution expense was $1,100, $839 and $221 for the years ended December 31, 2000 and 1999 and the thirty-five weeks ended December 31, 1998, respectively.

    Certain of our subsidiaries have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998, and fiscal 1998, the subsidiaries incurred expenses related to these plans that were not material.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--NET INCOME (LOSS) PER SHARE

    The following table is a summary of shares used in calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                              INCOME         SHARES
                                                            (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                                            -----------   -------------   ---------
YEAR ENDED DECEMBER 31, 2000:
Basic EPS.................................................    $(46,307)     22,734,042     $(2.04)
Effect of dilutive employee stock options
                                                              --------      ----------     ------
Diluted EPS...............................................    $(46,307)     22,734,042     $(2.04)
                                                              ========      ==========     ======

YEAR ENDED DECEMBER 31, 1999:
Basic EPS.................................................    $(73,800)     22,106,534     $(3.34)
Effect of dilutive employee stock options
                                                              --------      ----------     ------
Diluted EPS...............................................    $(73,800)     22,106,534     $(3.34)
                                                              ========      ==========     ======

THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998:
Basic EPS.................................................    $  4,157      22,838,806     $ 0.18
Effect of dilutive employee stock options.................                     134,802
                                                              --------      ----------     ------
Diluted EPS...............................................    $  4,157      22,973,608     $ 0.18
                                                              ========      ==========     ======

FISCAL 1998:
Basic EPS.................................................    $  6,474      23,911,206     $ 0.27
Effect of dilutive employee stock options.................                     474,229
                                                              --------      ----------     ------
Diluted EPS...............................................    $  6,474      24,385,435     $ 0.27
                                                              ========      ==========     ======

    Options and warrants to purchase 2,463,258 and 1,180,391 shares, respectively, of common stock which had exercise prices below the weighted average stock price in the year and were outstanding at December 31, 2000, were excluded from the computation of diluted EPS for the year ended December 31, 2000 as their effect would be anti-dilutive.

NOTE 14--STOCKHOLDERS' EQUITY

STOCK PLANS

STOCK INCENTIVE PLAN

    Our 1998 Stock Incentive Plan (the "Stock Incentive Plan") provides for the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees and other individuals performing services on behalf of us. The Compensation Committee (the "Committee") appointed by our Board of Directors, has the authority to administer the Stock Incentive Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of our voting stock). The term of options granted under the Stock Incentive Plan cannot exceed ten years (five years for options granted to holders of

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) more than 10% of our voting stock). A maximum of 10 million shares of common stock are reserved for issuance in accordance with the terms of the Stock Incentive Plan. Of these shares, 4,954,093 shares are outstanding and 4,846,000 remain available for future grant as of December 31, 2000.

    Prior to the Distribution, certain of our employees participated in the U.S. Office Products 1994 Long-Term Incentive Plan covering employees of U.S. Office Products. We adopted the Stock Incentive Plan at approximately the time of the Distribution. Upon the Distribution, we replaced the options to purchase shares of common stock of U.S. Office Products held by employees with options to purchase shares of our common stock.

    In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S. Office Products' options held by our personnel was multiplied by 1.4177 and the exercise price of these options was divided by 1.4177 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

    On December 14, 1998, we exchanged 3,728,434 options with exercise prices ranging from $5.00 to $17.61 per share for 1,918,140 options at a price of $3.97 per share. Employees had the option not to exchange certain options previously granted. The repriced options were subject to the same vesting schedule as the previous options.

    Non-qualified options granted to employees are generally exercisable beginning six months from the date of grant in cumulative six month amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    Under a services agreement entered into with Jonathan J. Ledecky ("the Ledecky Services Agreement"), the Board of Directors of U.S. Office Products agreed that Jonathan J. Ledecky receive a stock option for Company common stock from the Company as of the date of the Distribution. The U.S. Office Products Board intended the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The fair value option covered 7.5% of our outstanding common stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of our common stock (other than with respect to stock splits or reverse stock splits).

NON-EMPLOYEE DIRECTOR OPTION PLAN

    Non-employee directors of the Company receive stock options under our Amended and Restated 1998 Non-Employee Director Stock Option Plan (the "Director Plan"). The Board of Directors administers the Director Plan. The Director Plan provides that each non-employee director is automatically granted (1) an option to purchase 30,000 shares of our common stock upon his or her initial election to the board; (2) an option to purchase 15,000 shares of our common stock on the date of each annual meeting of our stockholders, provided that he or she is serving as a director immediately following such annual meeting; (3) an option to purchase 10,000 shares of our common stock upon initial appointment as chairperson of a committee of the board; and (4) an option to purchase 10,000 shares of our common stock on the date of each annual meeting of our stockholders if serving as a chairperson of a committee of the board, provided that he or she will continue to serve as chairperson immediately following such annual meeting. A maximum of 700,000 shares of common stock are reserved for issuance in accordance with the terms of the Director Plan. Of these shares, 360,000 shares are outstanding and 340,000 remain available for future grant as of December 31, 2000.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    On June 7, 1998 we approved the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees may purchase shares of common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations. A maximum of 1,000,000 shares of common stock are reserved for issuance in accordance with the terms of the ESPP. For the year ended December 31, 2000, 214,976 shares were issued at $1.86 per share on June 30, 2000 and 353,875 shares were issued at $0.186 per share on December 31, 2000. For the year ended December 31, 1999, 180,228 shares were issued at $1.59 per share on June 30, 1999 and 199,006 shares were issued at $1.62 per share on December 31, 1999. At December 31, 2000, all shares reserved under the ESPP had been issued to employees. Because of this, and due to other factors, the ESPP has been suspended until further action is taken by our Board of Directors.

STOCK OPTION ACTIVITY AND PRO FORMA INFORMATION

    Aggregate stock option activity for the stock incentive and non-employee director plans is as follows:

                                             OPTIONS     WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
                                           OUTSTANDING    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                           -----------   ----------------   -----------   ----------------
Balance at April 26, 1997................     906,145         $ 7.96           197,967         $0.29
  Granted                                     681,351          12.22
  Exercised                                  (116,734)          0.29
  Canceled                                   (122,189)         10.19
                                           ----------
Balance at April 25, 1998................   1,348,573          10.57           127,995          4.31
  Granted                                   7,422,264           6.36
  Canceled                                 (4,145,137)         10.54
                                           ----------
Balance at December 31, 1998.............   4,625,700           4.36           152,060          8.28
  Granted                                   2,208,000           3.75
  Exercised                                   (35,236)          2.96
  Canceled                                   (697,510)          3.26
                                           ----------
Balance at December 31, 1999.............   6,100,954           4.22         3,829,988          4.46
  Granted                                   1,418,114           2.12
  Exercised                                  (164,671)          3.38
  Canceled                                 (2,040,304)          3.85
                                           ----------
Balance at December 31, 2000.............   5,314,093         $ 3.83         2,906,384         $4.35
                                           ==========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)

    Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, and has been calculated as if we had accounted for our stock option and employee stock purchase plans and the Blueflame options under the fair value method of that Statement. The fair value of each option grant was estimated on the date of grant; the fair value of each employee stock purchase was estimated on the commencement date of each offering period using the Black-Scholes option pricing model with the following assumptions:

                                                                               35 WEEKS
                                                                                ENDED        FISCAL
                                                 YEAR ENDED     YEAR ENDED     DECEMBER    YEAR ENDED
                                                DECEMBER 31,   DECEMBER 31,      31,       APRIL 25,
                                                    2000           1999          1998         1998
                                                ------------   ------------   ----------   ----------
Expected life of option.......................     6 years        6 years      6 years      7 years
Risk free interest rate.......................        6.06%          6.18%        5.00%        6.36%
Expected volatility...........................      100.00%         80.00%       52.50%       44.10%

    The weighted-average fair value of options granted was $1.72, $2.74, $2.99 and $6.59 for the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998 and fiscal 1998, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information is as follows:

                                                                                35 WEEKS
                                                 YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 25,
                                                    2000           1999           1998          1998
                                                ------------   ------------   ------------   ----------
Net income (loss):
  As reported.................................    $(46,307)      $(73,800)       $ 4,157       $6,474
  Pro forma...................................    $(51,359)      $(82,865)       $(1,292)      $5,364
Per share:
  As reported:
    Basic.....................................    $  (2.04)      $  (3.34)       $  0.18       $ 0.27
    Diluted...................................    $  (2.04)      $  (3.34)       $  0.18       $ 0.27
  Pro forma:
    Basic.....................................    $  (2.26)      $  (3.75)       $ (0.06)      $ 0.22
    Diluted...................................    $  (2.26)      $  (3.75)       $ (0.06)      $ 0.22

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             -----------------------------------------------   ----------------------------
                                         WEIGHTED-AVERAGE
                                            REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------  ---------   ----------------   ----------------   ---------   ----------------
$0.38 - $2.81..............  2,463,258          8.8              $1.97         1,023,472        $3.43
$3.63 - $5.00..............  2,292,156          6.4              $4.35         1,460,194        $4.27
$5.50 - $16.00.............    558,679          6.9              $9.90           422,718        $9.94
                             ---------                                         ---------
$0.38 - $16.00.............  5,314,093          7.6              $3.83         2,906,384        $4.35
                             =========                                         =========

BLUEFLAME

    During August 2000, Blueflame's Board of Directors approved the 2000 Equity Compensation Plan, which provides for the granting of incentive stock options, non-qualified stock options and other stock-based awards to employees of Blueflame and other individuals performing services on behalf of Blueflame. During 2000, Blueflame granted 10,181,000 options, of which 10,036,500 remained outstanding and none of which have vested at December 31, 2000. All of the options granted in 2000 have a ten-year term, a vesting period of three years and an exercise price of $0.80 per share. A maximum of $17.5 million shares of Blueflame common stock are reserved for issuance and 7,319,000 remain available for future grant as of December 31, 2000. The weighted average fair value of options granted under this plan was $0.65. Options granted to non-employees have been fair valued using an option pricing model and compensation expense of $.2 million has been charged to the income statement. The compensation for unvested non-employee options may vary in the future.

    In 1998, we entered into a Key Employment Agreement with certain management level employees of Blueflame as part of the spin-off from USOP. We agreed to grant stock options to these individuals and to pay a guaranteed amount in cash in the event that the value of these options did not exceed a predetermined amount. Based on our current stock price, we will be obliged to make payments totaling $3.3 million to these individuals in May 2001. We have accrued the cost of this expected payment as compensation expense over the life of the agreement and at December 31, 2000 $2.9 million is included in accrued compensation.

WARRANTS

    In September 2000, we issued a warrant with a life of three years that is immediately exercisable to purchase 860,496 shares of our common stock, with an exercise price of $0.01 per share, to our bank lenders as part of an agreement to amend and waive certain non-compliance with the terms of our credit facility. In December 2000, we issued a warrant with a life of three years that is immediately exercisable to purchase 319,895 shares of our common stock, with an exercise price of $0.01 per share, to our bank lenders as part of the terms of the September 2000 amendment. Pursuant to our credit facility, we have agreed to register the shares of our common stock issuable upon exercise of these warrants. (Note 8)

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    The warrant for 860,496 shares issued to the bank lenders in September 2000 has been assigned a fair value of approximately $1.2 million using an option pricing model. The warrant has been credited to additional paid-in capital and is being amortized to interest expense over the remaining term of the credit facility. Amortization expense was $.6 million for the year ended December 31, 2000. A warrant for an additional 319,895 shares issued in December 2000 in accordance with the terms of the amendment has been assigned a fair value of approximately $.1 million using an option pricing model. These warrants have been credited to current liabilities and are being amortized to interest expense over the remaining term of the credit facility.

SETTLEMENT AGREEMENT

    On September 5, 2000, we agreed to pay to Mali Subbiah $1.6 million held back under the Stock Purchase Agreement, dated September 17, 1998, pursuant to which we purchased McDowell Tucker & Co. from Mr. Subbiah. Under the terms of the settlement agreement, we are required to make payments to Mr. Subbiah of $200 due on September 8, 2000, $300 due on December 31, 2000, $400 due on
April 30, 2001 and $700 on August 31, 2001. The settlement agreement provides that we may elect to pay Mr. Subbiah in either cash or in shares of our common stock. In September, 2000, we issued 170,780 shares of common stock, with an aggregate value of $267 as the first installment under the agreement. In February 2001, we issued 674,604 shares of common stock with an aggregate value of $167, and a cash payment of $175 to Mr. Subbiah as a second installment under the agreement.

CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

    During the fiscal year ended April 25, 1998, U.S. Office Products contributed $15.3 million of capital to us. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that we would be allocated only $5.0 million of debt upon the Distribution. This contribution to capital was reduced by $4.3 million to $11.0 million in the thirty-five week period ended December 31, 1998, due to cash paid to U.S. Office Products after April 25, 1998, as part of U.S. Office Products' centralized cash management process.

NOTE 15--STRATEGIC RESTRUCTURING COSTS

    For the year ended December 31, 2000, strategic restructuring costs incurred represent costs to close non-profitable operations. The costs incurred related to the closing of our Trumbull, Connecticut location and staff reductions at certain of our operating locations primarily related to our decision to exit the product business at DNA, an e-Integration subsidiary. We recorded strategic restructuring charges of $1.2 million which included severence costs for employees, asset impairments and other costs associated with personnel reductions.

    Periodically, accruals related to restructuring costs are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously recorded amounts. During the year ended December 31, 2000, review of these accruals identified $.8 million of excess reserves, relating primarily to long-term leases, which had initially been recorded in 2000 and 1999 for the closings of an e-Integration subsidiary in Connecticut, and a subsidiary in our Other segment in Ohio. The reversal of these reserves was recorded as a reduction to strategic restructuring costs.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--STRATEGIC RESTRUCTURING COSTS (CONTINUED)
    For the year ended December 31, 1999, strategic restructuring costs represent the costs to improve operational efficiencies and close non-profitable operations. Costs included the closing of the Company's Canfield, Ohio location, as well as significant staff reductions at certain of our operating locations. We recorded a strategic restructuring charge of $4.8 million in the third quarter which included severance costs for approximately seventy-five employees, asset impairments, contractual commitments and other costs associated with personnel reductions and facility closures, as well as $.8 million of inventory write-offs which are included in cost of revenues. As of December 31, 1999, all employee terminations under the plan had occurred.

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

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--STRATEGIC RESTRUCTURING COSTS (CONTINUED)
    The activity related to our strategic restructuring liabilities is below:

                                                             YEAR ENDED DECEMBER 31, 2000
                                            ---------------------------------------------------------------
                                              BALANCE                                            BALANCE
                                            DECEMBER 31,                                       DECEMBER 31,
                                                1999       EXPENSE    UTILIZATION   REVERSAL       2000
                                            ------------   --------   -----------   --------   ------------
Work-force related........................     $1,334       $  288      $  833       $   23        $766
Depreciable assets........................         37          509         546
Facilities................................        644                       68          531          45
Other.....................................        270          379         254          211         184
                                               ------       ------      ------       ------        ----
                                               $2,285       $1,176      $1,701       $  765        $995
                                               ======       ======      ======       ======        ====

                                                             YEAR ENDED DECEMBER 31, 1999
                                            ---------------------------------------------------------------
                                              BALANCE                                            BALANCE
                                            DECEMBER 31,                                       DECEMBER 31,
                                                1998       EXPENSE    UTILIZATION   REVERSAL       1999
                                            ------------   --------   -----------   --------   ------------
Work-force related........................     $1,596       $2,695      $2,612       $  345       $1,334
Depreciable assets........................                     227         190                        37
Facilities................................                     726          82                       644
Other.....................................                     340          70                       270
                                               ------       ------      ------       ------       ------
                                               $1,596       $3,988      $2,954       $  345       $2,285
                                               ======       ======      ======       ======       ======

                                                      THIRTY-FIVE WEEKS ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------
                                             BALANCE                                           BALANCE
                                            APRIL 25,                                        DECEMBER 31,
                                               1998      EXPENSE    UTILIZATION   REVERSAL       1998
                                            ----------   --------   -----------   --------   ------------
Work-force related........................    $           $1,806      $  210       $            $1,596
U.S. Office Products tender offer.........                 1,774       1,774
U.S. Office Products strategic
  restructuring plan......................     1,000                   1,000
Withdrawn IPO.............................       750         750       1,500
                                              ------      ------      ------       ------       ------
                                              $1,750      $4,330      $4,484       $            $1,596
                                              ======      ======      ======       ======       ======

                                            FISCAL 1998
                                              BALANCE                                          BALANCE
                                             APRIL 26,                                        APRIL 25,
                                               1997       EXPENSE    UTILIZATION   REVERSAL      1998
                                            -----------   --------   -----------   --------   ----------
U.S. Office Products strategic
  restructuring plan......................    $            $1,000                               $1,000
Withdrawn IPO.............................                    750                                  750
                                              ------       ------      ------       ------      ------
                                              $            $1,750      $            $           $1,750
                                              ======       ======      ======       ======      ======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000 and 1999, and fiscal 1998, product sales of $.3 million, $.6 million and $4.5 million, respectively, were made at cost to a company owned by one of our former directors.

NOTE 17--SEGMENT DATA

    We are managing our business segments on an industry basis. Our reportable segments are comprised of e-Integration, e-Solutions, Voice and Data and Other. Each operating segment provides products and services as described in Note 1.

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

    Summary information by segment for the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998 and fiscal 1998 is as follows:

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
YEAR ENDED DECEMBER 31, 2000
Revenue:
  Products..............................    $138,967        $              $11,763     $16,331    $167,061
  Services..............................      26,832         32,502         50,717      13,744    $123,795
                                            --------        -------        -------     -------    --------
    Total...............................    $165,799        $32,502        $62,480     $30,075    $290,856
Gross margin............................    $ 20,509        $16,518        $18,879     $ 6,431    $ 62,337
Operating income (loss).................    $ (6,437)       $   883        $ 6,229     $   824    $  1,499
Depreciation............................    $  1,472        $   590        $   520     $   136    $  2,718
Assets..................................    $ 38,912        $ 8,936        $ 9,034     $ 1,530    $ 58,412
                                            ========        =======        =======     =======    ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 17--SEGMENT DATA (CONTINUED)

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Revenue:
  Products..............................    $158,248        $              $ 8,348     $30,194    $196,790
  Services..............................      37,626         20,207         83,111      23,894    $164,838
                                            --------        -------        -------     -------    --------
    Total...............................    $195,874        $20,207        $91,459     $54,088    $361,628
Gross margin............................    $ 29,651        $ 7,886        $27,879     $12,735    $ 78,151
Operating income........................    $  2,313        $ 1,419        $ 9,385     $ 3,927    $ 17,044
Depreciation............................    $    726        $   341        $   837     $   184    $  2,088
Assets..................................    $ 53,238        $ 6,125        $34,473     $ 7,740    $101,576
                                            ========        =======        =======     =======    ========

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
THIRTY-FIVE WEEKS ENDED DECEMBER 31,
  1998
Revenue:
  Products..............................    $ 95,208        $              $ 5,944     $19,797    $120,949
  Services..............................      25,634         12,216         60,096      10,461    $108,407
                                            --------        -------        -------     -------    --------
    Total...............................    $120,842        $12,216        $66,040     $30,258    $229,356
Gross margin............................    $ 19,476        $ 5,597        $21,492     $ 8,012    $ 54,577
Operating income........................    $  6,073        $ 2,536        $ 9,008     $ 3,706    $ 21,323
Depreciation............................    $    352        $   176        $   493     $   116    $  1,137
Assets..................................    $ 53,742        $ 5,228        $33,756     $14,669    $107,395
                                            ========        =======        =======     =======    ========

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
FISCAL 1998
Revenue:
  Products..............................    $102,219        $              $ 3,614     $11,165    $116,998
  Services..............................      23,345         11,797         50,730       5,471    $ 91,343
                                            --------        -------        -------     -------    --------
    Total...............................    $125,564        $11,797        $54,344     $16,636    $208,341
Gross margin............................    $ 24,005        $ 4,932        $17,425     $ 3,662    $ 50,024
Operating income........................    $  6,503        $ 1,973        $ 6,616     $   972    $ 16,064
Depreciation............................    $    474        $   188        $   427     $    63    $  1,152
Assets..................................    $ 44,247        $ 4,034        $24,576     $ 4,451    $ 77,308
                                            ========        =======        =======     =======    ========

                        AZTEC TECHNOLOGY PARTNERS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 17--SEGMENT DATA (CONTINUED)
    A reconciliation of our reportable segment operating income and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 2000 and 1999, the thirty-five weeks ended December 31, 1998 and as of and for the fiscal year ended April 25, 1998 is as follows:

                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 25,
                                                    2000           1999           1998         1998
                                                ------------   ------------   ------------   ---------
Segment operating income......................    $  1,499       $ 17,044       $ 21,323     $ 16,064
Corporate expenses............................      10,523         10,618          4,631        1,225
Amortization of intangibles...................       1,211          4,828          2,389          840
Strategic restructuring costs.................         411          3,643          4,330        1,750
Goodwill impairment...........................      26,831         69,123
                                                  --------       --------       --------     --------
Total operating income........................    $(37,477)      $(71,168)      $  9,973     $ 12,249
                                                  ========       ========       ========     ========
Segment assets................................    $ 58,412       $101,576       $107,395     $ 77,308
Corporate assets..............................       8,949         16,280         23,332          309
Intangible assets.............................      12,546         55,760        129,792       63,828
                                                  --------       --------       --------     --------
Total assets..................................    $ 79,907       $173,616       $260,519     $141,445
                                                  ========       ========       ========     ========

                          FINANCIAL STATEMENT SCHEDULE
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                              CHARGES TO   CHARGED TO
                               BALANCE AT     COSTS AND      OTHER      DEDUCTIONS/     BALANCE AT
DESCRIPTION                  APRIL 27, 1997    EXPENSES     ACCOUNTS    WRITE-OFFS    APRIL 25, 1998
-----------                  --------------   ----------   ----------   -----------   --------------
Allowance for doubtful
  accounts.................    $  351,000     $1,142,000    $209,000    $   76,000     $ 1,626,000
Accumulated amortization of
  intangibles..............                      840,000                                   840,000

                                              CHARGES TO   CHARGED TO
                               BALANCE AT     COSTS AND      OTHER      DEDUCTIONS/      BALANCE AT
DESCRIPTION                  APRIL 26, 1998    EXPENSES     ACCOUNTS    WRITE-OFFS    DECEMBER 31, 1998
-----------                  --------------   ----------   ----------   -----------   -----------------
Allowance for doubtful
  accounts.................    $1,626,000     $  944,000                $  (40,000)      $ 2,610,000
Accumulated amortization of
  intangibles..............       840,000      2,389,000                                   3,229,000

                                               CHARGES TO   CHARGED TO
                               BALANCE AT      COSTS AND      OTHER      DEDUCTIONS/      BALANCE AT
DESCRIPTION                  JANUARY 1, 1999    EXPENSES     ACCOUNTS    WRITE-OFFS    DECEMBER 31, 1999
-----------                  ---------------   ----------   ----------   -----------   -----------------
Allowance for doubtful
  accounts.................    $2,610,000      $3,593,000                $  524,000       $ 5,679,000
Accumulated amortization of
  intangibles..............     3,229,000       4,828,000                                   8,057,000
Deferred tax asset
  valuation allowance......                     2,441,000                                   2,441,000

                                                 CHARGES TO   CHARGED TO
                                BALANCE AT       COSTS AND      OTHER      DEDUCTIONS/      BALANCE AT
DESCRIPTION                  DECEMBER 31, 1999    EXPENSES     ACCOUNTS    WRITE-OFFS    DECEMBER 31, 2000
-----------                  -----------------   ----------   ----------   -----------   -----------------
Allowance for doubtful
  accounts.................     $5,679,000       $3,911,000                $5,225,000       $ 4,365,000
Accumulated amortization of
  intangibles..............      8,057,000        1,211,000                 6,217,000         3,051,000
Deferred tax asset
  valuation allowance......      2,441,000       16,646,000                                  19,087,000