Form 10-K/A
period 2000-12-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2001-04-30
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of April 25, 2001 was approximately $2,382,897. As of April 25, 2001, 24,009,781 shares of the registrant's common stock were outstanding.

    This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to add the information required to be set forth in Part III and to amend and restate the information required to be set forth in Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

    Our executive officers and directors and their ages as of April 6, 2001 are as follows:

NAME                                     AGE      POSITION
----                                   --------   --------
Clifford Mitman, Jr.                      61      Chairman and Director
Ira Cohen                                 47      President, Chief Operating Officer and Director
Ross J. Weintraub                         50      Vice President of Finance, Chief Financial Officer
Benjamin Tandowski                        53      President of Blueflame and Director
Robert F. Burlinson                       61      Director
Joseph L. Gagnon                          40      Director
Leon Kopyt                                56      Director

------------------------

    CLIFFORD MITMAN, JR. has served as one of our directors since May 1998 and currently serves as Chairman of the Board of Directors. Mr. Mitman has been President of Mitman Associates, a firm that provides executive compensation and organization planning consulting services to a wide range of companies since October 1991. Prior to October 1991, Mr. Mitman was a Vice President and Senior Consultant with the firms of Towers, Perrin and The Wyatt Company, both management consulting firms. Mr. Mitman graduated from Yale University and the Wharton School of Business.

    IRA COHEN has served as one of our directors since December 2000, as President of Aztec since September 1999 and as Chief Operating Officer of Aztec since June 1998. From 1996 to April 1998, Mr. Cohen worked as an independent consultant and from September 1996 to June 1997 as the Chief Operating Officer of DataTrend, Inc. a computer remanufacturing company. In 1993, Mr. Cohen was employed by CIC Systems, Inc. as Chief Operating Officer of its Copley Division where he continued to work through 1996. Mr. Cohen founded Copley Management Associates, a technology management consulting company in 1979 which he merged with DataTrend in 1984 to form Copley Systems, Inc. Mr. Cohen sold Copley Systems, Inc. in 1993.

    ROSS J. WEINTRAUB has served as Chief Financial Officer and Vice President of Finance since July of 1999. From February 1999 to July 1999, Mr. Weintraub served as our Corporate Controller. From June 1994 through May 1998,
Mr. Weintraub served as Chief Financial Officer of Domain Solutions Corp. a software developer for the pharmaceutical and manufacturing industries.

    BENJAMIN TANDOWSKI has served as one of our directors since May 1998. From 1985 to the present, Dr. Tandowski has served as President of Blueflame, a provider of comprehensive enterprise solutions and a wholly-owned subsidiary of Aztec, which Dr. Tandowski founded in 1985. From January 1999 to March 2000,
Dr. Tandowski served as the Chief Technology Officer of Aztec prior to resigning to focus his efforts on Blueflame. Previously, Dr. Tandowski was employed by Exxon Research and the Chemical and Plastics Division of Union Carbide, both diversified chemical companies where he managed the implementation of large databases and developed computing facilities for research. Dr. Tandowski holds a Ph.D. in mechanical engineering from the City University of New York, where he was a National Science Fellow.

    ROBERT F. BURLINSON is a private investor and financial consultant. He has served as one of our directors since July 2000 and serves on the Audit and Special Committees of the Board. Mr. Burlinson was the Executive Vice President and Chief Financial Officer of Audio Visual Services Corporation, formerly Caribiner International, Inc., an international provider of corporate meetings and business communications services, from June 1998 to July 2000. From September 1996 until June 1998, Mr. Burlinson served as Vice President, Treasurer and Principal Financial Officer of Handy & Harman, a manufacturer providing engineering products, system components and precious metal fabrication. From October 1986 until September 1996, Mr. Burlinson served as Senior Vice President and Chief Financial Officer and was a director of National Guardian Corp., a security services company. Mr. Burlinson received a Masters of Business Administration degree from the Stern School of New York University and holds a Bachelor of Arts degree in economics from Fordham University. Mr. Burlinson is a certified public accountant.

    JOSEPH L. GAGNON has served as one of our directors since August 2000 and currently serves on the Audit and Special Committees of the Board. Mr. Gagnon has served as Senior Vice President of Mainspring, Inc. since October 1999. From 1996 to October 1999, Mr. Gagnon was a partner at Ernst & Young in New York where he provided technology consulting services. Mr. Gagnon received his Bachelor of Arts degree in economics from Fordham University.

    LEON KOPYT has served as one of our directors since March 2000 and currently serves on the Compensation and Special Committees of the Board. Mr. Kopyt has held the positions of Chairman of the Board of Directors, President and Chief Executive Officer of RCM Technologies, Inc., a provider of business, technology and resource management solutions to information technology and professional engineering customers since 1991. Prior to his association with RCM Technologies, Inc., Mr. Kopyt was the President and CEO of a European-based industrial corporation which designed and manufactured a broad range of transportation and defense products.

ELECTION OF DIRECTORS

    We have a classified Board of Directors which consists of two Class I directors, two Class II directors and two Class III directors. The Class I, Class II and Class III directors will serve until the annual meetings of stockholders to be held in 2001, 2002 and 2003, respectively, and until their respective successors are elected and qualified. At each annual meeting of stockholders, directors are elected for a full three-year term to succeed those directors whose terms are expiring.

    Messrs. Kopyt and Burlinson are currently serving as Class I directors. Mr. Mitman and Dr. Tandowski are currently serving as Class II directors and Messrs. Gagnon and Cohen are currently serving as Class III directors.

    There are no familial relationships among any of our directors, nominees for director and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

    Based solely upon a review of reports submitted, and representations made to the Company, to the Company's knowledge, its directors and executive officers timely filed all required forms under Section 16(a) of the Exchange Act during fiscal year 2000 except that, in a Form 4 filed in February 2000, Mr. Mitman inadvertently reported that he had been granted 10,000 options when the correct grant amount was 15,000 options and each of Messrs. Gagnon and Burlinson failed to file a Form 3 within the requisite time period upon becoming a reporting person.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information with respect to the compensation that we paid to the named executive officers for services rendered during the fiscal year ending December 31, 2000.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                        ANNUAL COMPENSATION          ---------------------
                                                  --------------------------------   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                         YEAR     SALARY($)   BONUS (1)       STOCK OPTIONS
---------------------------                       --------   ---------   ---------   ---------------------
Ira Cohen.......................................      2000   $273,574    $237,500            125,000
President and Chief Operating Officer                                                        100,000(2)
                                                      1999    200,000        None          $ 220,000
Ross J. Weintraub...............................      2000   $206,838    $237,500            125,000
Chief Financial Officer                                                                       75,000(2)
                                                      1999   $139,700        None            202,000

Benjamin Tandowski..............................      2000   $314,555        None          1,000,000(2)
President of Blueflame                                1999   $300,385        None            100,000

------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officers for the years reflected above.

(2) In October and November 2000 our wholly-owned subsidiary, Blueflame, granted options to purchase its common stock to Messrs. Cohen and Weintraub and Dr. Tandowski. These options were issued at the fair market value as determined by our board of directors at $.80 per share, and expire in 10 years.

STOCK OPTION GRANTS

    The following table sets forth certain information regarding options granted to our named executive officers during the fiscal year ended December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE
                                                 ----------------------------                    AT ASSUMED ANNUAL RATES
                                  NUMBER OF        PERCENT OF                                         OF STOCK PRICE
                                   SHARES         TOTAL OPTIONS      OPTION                      APPRECIATION FOR OPTION
                                 UNDERLYING        GRANTED TO       EXERCISE      OPTION                TERMS (3)
                                   OPTIONS        EMPLOYEES IN       PRICE      EXPIRATION   --------------------------------
NAME                             GRANTED (1)     FISCAL YEAR (2)     ($/SH)        DATE         0%         5%         10%
----                           ---------------   ---------------   ----------   ----------   --------   --------   ----------
Ira Cohen....................       125,000            4.94%        $0.9375     10/31/2010      $0      $ 73,699   $  186,767
                                    100,000(4)          .98%        $  0.80     10/31/2010      $0      $ 50,312   $  127,499
Ross J. Weintraub............       125,000            4.94%        $0.9375     10/31/2010      $0      $ 73,699   $  186,767
                                     75,000(4)          .74%        $  0.80     10/31/2010      $0      $ 37,734   $   95,625
Benjamin Tandowski (4).......     1,000,000(4)         9.82%        $  0.80     10/31/2010      $0      $503,116   $1,274,994

--------------------------

(1) Represents options granted pursuant to our 1998 Stock Incentive Plan and options granted by our subsidiary, Blueflame.

(2) Calculated for the purpose of our stock options, on the total number of options to purchase 2,525,897 shares of our common stock; and calculated for the purposes of Blueflame stock options, on the total number of options to purchase 10,181,000 shares of Blueflame common stock, each type of option granted during the year ended December 31, 2000

(3) Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the term. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock, the optionholder's continued employment through the option period and the date on which the options are exercised.

(4) In October 2000, our wholly-owned subsidiary, Blueflame, granted options to purchase its common stock to Messrs. Cohen and Weintraub and Dr. Tandowski. These options were issued at the then fair market value as determined by our board of directors at $.80 per share, and expire in 10 years. During 2000, Blueflame granted options to purchase an aggregate of 10,181,000 shares of its common stock.

FISCAL YEAR-END OPTION VALUE TABLE

    The following table summarizes certain information regarding the stock options exercised during 2000 and unexercised stock options held as of December 31, 2000 by each of our named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                            SHARES                 NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-
                           ACQUIRED                  UNEXERCISED OPTIONS/SARS AT       THE-MONEY OPTIONS AT
                          ON EXERCISE    VALUE           FISCAL YEAR-END (#)          FISCAL YEAR END (#)(1)
NAME                          (#)       REALIZED      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                      -----------   --------   -------------------------------   -------------------------
Ira Cohen...............       --          --              119,074/304,076                       0/0
                                                                 0/100,000(2)                    0/0
Ross J. Weintraub.......       --          --               69,250/257,750                       0/0
                                                                  0/75,000(2)                    0/0
Benjamin Tandowski......       --          --                87,500/87,500                       0/0
                                                               0/1,000,000(2)                    0/0

------------------------

(1) Value based upon the last sales price per share $.22 on the our common stock on December 29, 2000, as reported on the Nasdaq SmallCap Market, less the exercise price. Value for options granted by our subsidiary Blueflame is based on the good faith estimate of our board of directors, using valuations of comparable public corporations.

(2) Represents options granted by Blueflame.

COMPENSATION OF DIRECTORS

    All of our directors are reimbursed for expenses incurred in connection with their attendance at board meetings and committee meetings. Each non-employee director is paid $1,500 as a quarterly retainer, $500 for participating in a telephonic board of directors meeting or committee meeting, and $1,000 for attendance at each in person board of directors meeting or committee meeting.

    During the year ended December 31, 2000, Mr. Mitman received options to purchase 150,000 shares of common stock as consideration for his service as chairman of the board. Mr. Mitman received a one-time grant of an option to purchase 50,000 shares of common stock for his appointment as a member of the executive committee.

    Our non-employee directors receive stock options under our Amended and Restated 1998 non-employee director stock option plan. The plan is administered by the board and provides that each non-employee director is automatically granted (i) an option to purchase 30,000 shares of common stock upon his or her initial election to the board; (ii) an option to purchase 15,000 shares of common stock on the date of each annual meeting of stockholders, provided that he or she is serving as a director immediately following such annual meeting; (iii) an option to purchase 10,000 shares of common stock upon initial appointment as chairperson of a committee of the board; and (iv) an option to purchase 10,000 shares of common stock on the date of each annual meeting of stockholders if serving as a chairperson of a committee of the board, provided that he or she will continue to serve as chairperson immediately following such annual meeting.

    Since October 2000, Mr. Burlinson served as chairman of the executive committee of the board and in that capacity was compensated $20,000 per month until March 31, 2001. Additionally, since March 31, 2001, Mr. Burlinson has served as a consultant, and is paid $1,250 for each day of his services.

    On March 2, 2000, we granted options to purchase 15,000 shares of common stock to Mr. Kopyt, at an exercise price of $8.75 per share, for his election to the board; (ii) on June 29, 2000, we granted options to purchase an additional 15,000 shares of common stock to Mr. Kopyt at an exercise price of $2.0625, pursuant to the increase in the number of shares for which options are granted for election to the board under the director plan from 15,000 to 30,000;
(iii) on July 10, 2000, we granted options to purchase 30,000 shares of common stock to Mr. Burlinson at an exercise price of $2.1875 per share, for his election to the board; (iv) on August 2, 2000, we granted options to purchase 30,000 shares of common stock to Mr. Gagnon, at an exercise price of $1.875 per share, for his election to the board; (v) on December 12, 2000, we, at our annual meeting, granted to each of Messrs. Mitman, Kopyt, Burlinson and Gagnon options to purchase 15,000 shares of common stock for their continued service as directors or re-election to the board and options to purchase 40,000 shares of common stock to Mr. Mitman for his service as chairman of committees of the board. At our 2001 annual meeting, we expect to grant to each of Messrs. Burlinson, Kopyt, Mitman and Gagnon options to purchase 15,000 shares of common stock for their continued service as directors or re-election to the board and options to purchase 30,000 shares of common stock to Mr. Mitman for his service as chairman of the committees of the board.

EMPLOYMENT CONTRACTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    We entered into an employment agreement with Mr. Cohen, effective as of June 1, 2000, for a one-year term as our chief operating officer. The agreement automatically renews for an additional one year term unless either party gives 90 days' notice of termination. Pursuant to the agreement, Mr. Cohen is entitled to receive a base salary of $200,000, with the potential for a cash bonus of up to 50% of Mr. Cohen's annual base salary. We may terminate Mr. Cohen with or without cause. Termination without cause entitles Mr. Cohen to (i) a pro rata portion of a severance bonus amount (based on the number of days between the first day of the then current fiscal year and the date termination is effective), (ii) his annual base salary, and (iii) the continuation of his health benefits for a period of one year. The severance bonus amount for a fiscal year equals the average amount of the bonuses paid to Mr. Cohen for the fiscal years proceeding such fiscal year. In the event that his employment is terminated within 24 months following a change in control, Mr. Cohen is entitled to a lump sum payment in an amount equal to his annual base salary at the time of the termination plus the above-described severance bonus amount. We agreed to provide Mr. Cohen with a retention bonus of $125,000 and the following bonuses at the completion of a number of milestones: $75,000 on the sale of our three voice and data subsidiaries in June 2000, and $37,500 on the sale of one of our subsidiaries in our other business segment in December 2000. In addition, Mr. Cohen will be eligible to receive bonuses in the event that our remaining subsidiaries are liquidated or sold in the aggregate amount of $137,500.
Mr. Cohen is entitled to these payments only if he remains employed at the time the respective transactions are consummated and he is in compliance with his employment agreement.

    We entered into an employment agreement with Mr. Weintraub, effective
June 1, 2000, for a one year term as our vice president of finance. The agreement automatically renews for an additional one year term unless either party gives 90 days notice of termination. Mr. Weintraub is entitled to receive a base salary of $160,000 per year, with the potential for a cash bonus of up to 25% of his annual base salary. We may terminate Mr. Weintraub with or without cause. Termination without cause entitles Mr. Weintraub to (i) a pro rata portion of the severance bonus amount (based on the number of days between the first day of the then current fiscal year and the date termination is effective), (ii) his annual base salary, and (iii) the continuation of his health benefits for a period of one year. The severance bonus amount for a fiscal year equals the average amount of the bonuses paid to Mr. Weintraub for the fiscal years proceeding such fiscal year. In the event that his employment is terminated within 24 months following a change in control, Mr. Weintraub is entitled to a lump sum payment in an amount equal to his annual base salary at the time of termination plus the severance bonus amount. We agreed to provide Mr. Weintraub with a retention bonus of $125,000 and the following bonuses at the completion of a number of milestones: $75,000 on the sale of our three voice and data subsidiaries in June 2000, and $37,500 on the sale of one of our subsidiaries in our other business segment in December 2000. In addition, Mr. Weintraub will be eligible to receive bonuses in the event that our remaining subsidiaries are liquidated or sold in the aggregate amount of $137,500. Mr. Weintraub is entitled to these payments only if he remains employed at the time the respective transactions are consummated and he is in compliance with his employment agreement.

    Blueflame, Inc., our wholly-owned subsidiary, entered into an employment agreement with Benjamin Tandowski, effective April 26, 1997. Dr. Tandowski serves as president of Blueflame at a base annual salary of $300,385. Blueflame may terminate Dr. Tandowski with or without cause. Termination without cause entitles Dr. Tandowski to the base salary in effect at the date of termination for the longer of (i) three months from the date of termination, or
(ii) whatever time period remains under the term of his employment agreement. Dr. Tandowski's employment agreement with Blueflame contains noncompetition and confidentiality provisions. Unless extended by the parties, the contract terminates on June 30, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As of December 31, 2000, the members of the Compensation Committee were Messrs. Kopyt and Mitman. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 2001, on which 24,009,781 shares of Common Stock were outstanding, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the directors and nominees for director of the Company, (iii) the Company's President, the next two most highly compensated executive officers of Aztec who earned in excess of $100,000 during the year ended December 31, 2000 (the "Named Executive Officers"), and (iv) all executive officers, directors and nominees for director of the Company as a group. Unless otherwise indicated, the business address of each of the following is 50 Braintree Hill Office Park, Braintree, Massachusetts 02184:

                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)

                                                                               NUMBER OF
                                                      NUMBER OF   PERCENT OF   SHARES OF   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                   SHARES       CLASS      BLUEFLAME     CLASS
------------------------------------                  ---------   ----------   ---------   ----------
5% STOCKHOLDERS:
  Liberty Wanger Asset Management, L.P. (2)
  227 West Monroe Street, Suite 3000
  Chicago, IL 60606.................................  2,343,000      9.76%           --        --
OFFICERS AND DIRECTORS:
  Robert F. Burlinson (3)...........................     45,000         *            --        --
  Ira Cohen (4).....................................    169,061         *        19,444         *
  Joseph L. Gagnon (5)..............................     45,000         *            --        --
  Leon Kopyt........................................     45,000         *            --        --
  Clifford Mitman, Jr. (6)..........................    440,000      1.79%           --        --
  Benjamin Tandowski (7)............................     98,902         *       194,442         *

OTHER EXECUTIVE OFFICERS:

  Ross J. Weintraub (8).............................    102,250         *        14,584         *
    All executive officers, directors and nominees
    for director as a group (seven persons) (9).....    945,213      3.94%      228,470         *

------------------------

*   Less than 1%.

(1) The number of shares beneficially owned by each stockholder, director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2001 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity listed above has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2001, by Liberty Wanger Asset Management, L.P. ("Liberty Wanger Asset"). Liberty Wanger Asset is a registered investment advisor. The number of shares beneficially owned by this entity includes those purchased on behalf of discretionary clients of Liberty Wanger Asset. Liberty Wanger Asset reported that it has shared power to vote or direct the vote all of its shares.

(3) Consists of 45,000 shares subject to our options exercisable within 60 days after March 31, 2001.

(4) Includes 164,977 shares of our common stock and 19,444 shares of Blueflame common stock subject to options exercisable within 60 days of March 31, 2001.

(5) Consists of 45,000 shares subject to our options exercisable within 60 days after March 31, 2001.

(6) Consists of 440,000 shares subject to our options exercisable within 60 days after March 31, 2001.

(7) Dr. Tandowski serves as the President of Blueflame, Inc., a wholly-owned subsidiary of the Company. Includes 87,500 shares of our common stock and 194,442 shares of Blueflame common stock subject to options exercisable within 60 days after March 31, 2001.

(8) Consists of 102,250 shares of our common stock and 14,584 shares of Blueflame common stock subject to options exercisable within 60 days after March 31, 2001.

(9) Consists of 945,213 shares subject to our options exercisable within 60 days after March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    One of our subsidiaries, Blueflame, entered into an agreement with Howell Capital for the provision of consulting services for the planning of the proposed public sale of Blueflame equity securities in an initial public offering. The agreement provided for Howell Capital to receive a fee in the form of an option to purchase one half of one percent of the outstanding shares. In October 2000, Blueflame granted Howell Capital an option to purchase 250,000 shares of its common stock at a purchase price of $.80 per share. Lawrence Howell, a former member of our board of directors, is the managing partner of Howell Capital.

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

10.14*        2000 Equity Compensation Plan of Blueflame, Inc.

21 Subsidiaries of the Company (Incorporated herein by reference to the Company's Form 10-K filed April 2, 2001)

23 Consent of PricewaterhouseCoopers LLP (Incorporated by reference to the Company's Form 10-K filed April 2, 2001)

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2001.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              /s/ CLIFFORD MITMAN, JR.
     -------------------------------------------       Chairman of the Board of       April 27, 2001
                Clifford Mitman, Jr.                     Directors

                                                       Vice President Finance and
                /s/ ROSS J. WEINTRAUB                    Chief Financial Officer
     -------------------------------------------         (Principal Financial         April 26, 2001
                  Ross J. Weintraub                      Officer and Principal
                                                         Accounting Officer)

                    /s/ IRA COHEN
     -------------------------------------------       Director                       April 27, 2001
                      Ira Cohen

     -------------------------------------------       Director
                     Leon Kopyt

               /s/ BENJAMIN TANDOWSKI
     -------------------------------------------       Director                       April 27, 2001
                 Benjamin Tandowski

                  /s/ JOSEPH GAGNON
     -------------------------------------------       Director                       April 27, 2001
                    Joseph Gagnon

                /s/ ROBERT BURLINSON
     -------------------------------------------       Director                       April 27, 2001
                  Robert Burlinson