Form 10-Q
period 2001-03-31
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2001-05-15
CIK 1055458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24417

                            ------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.

             (Exact name of registrant as specified in its charter)

        DELAWARE                             04-3408450
(State of incorporation)         (IRS Employer Identification No.)

    50 BRAINTREE HILL OFFICE PARK, SUITE 220, BRAINTREE, MASSACHUSETTS 02184
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (781) 849-1702

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    24,009,781 shares of the registrant's common shares, par value $0.001, were outstanding as of May 9, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 MARCH 31, 2001

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Condensed Consolidated Balance Sheet........................         3

                        Condensed Consolidated Statement of Operations..............         4

                        Condensed Consolidated Statement of Cash Flows..............         5

                        Notes to Condensed Consolidated Financial Statements........         6

Item 2.                 Management's Discussion and Analysis of Financial Condition         10
                        and Results of Operations...................................

Factors That May Affect Future Results..............................................        14

Item 3.                 Quantitative and Qualitative Disclosure About Market                17
                        Risks.......................................................

PART II--OTHER INFORMATION

Item 3.                 Defaults Upon Senior Securities.............................        18

Item 6.                 Exhibits and Reports on Form 8-K

                        A. Exhibits.................................................        18

                        B. Reports on Form 8-K......................................        18

Signatures..........................................................................        19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   5,258      $   2,367
  Restricted cash...........................................         750            750
  Accounts receivable, less allowance for doubtful accounts
    of $3,816 and $4,365, respectively......................      29,288         38,455
  Inventories, net..........................................       5,486          4,785
  Unbilled percentage of completion revenues................       3,090          2,529
  Prepaid expenses..........................................       5,406          5,372
  Other current assets......................................       1,725          1,675
  Refundable and prepaid income taxes.......................       4,023          4,023
                                                               ---------      ---------
    Total current assets....................................      55,026         59,956
Property and equipment, net.................................       6,404          6,703
Intangibles, net............................................      12,232         12,546
Other assets................................................         734            702
                                                               ---------      ---------
    Total assets............................................   $  74,396      $  79,907
                                                               =========      =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of short-term debt.....................   $  50,955      $  44,988
  Accounts payable..........................................      15,749         20,988
  Accrued compensation......................................       8,187          8,145
  Deferred revenue..........................................       6,121          5,456
  Other accrued liabilities.................................       7,373          9,713
                                                               ---------      ---------
    Total current liabilities...............................      88,385         89,290
                                                               ---------      ---------
Stockholders' deficit:
  Preferred stock--$.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding............
  Common stock--$.001 par value, 150,000,000 shares
    authorized, 24,009,781 and 23,335,177 shares issued and
    outstanding, respectively...............................          24             23
  Additional paid-in capital................................      97,509         97,341
  Accumulated deficit.......................................    (111,522)      (106,747)
                                                               ---------      ---------
    Total stockholders' deficit.............................     (13,989)        (9,383)
                                                               ---------      ---------
    Total liabilities and stockholders' deficit.............   $  74,396      $  79,907
                                                               =========      =========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
Revenues:
  Products................................................       $22,962              $40,385
  Services................................................        19,717               41,132
                                                                 -------              -------
    Total revenues........................................        42,679               81,517
                                                                 -------              -------

Gross profit:
  Products................................................         3,014                6,315
  Services................................................         6,878               12,288
                                                                 -------              -------
    Total gross profit....................................         9,892               18,603

Selling, general and administrative expenses..............        11,497               18,081
Amortization of intangibles...............................           314                  623
                                                                 -------              -------
    Operating loss........................................        (1,919)                (101)

Interest and other expense................................         2,797                1,309
                                                                 -------              -------
Loss before income taxes..................................        (4,716)              (1,410)
Provision for (benefit from) income taxes.................            59                 (575)
                                                                 -------              -------
Net loss..................................................       $(4,775)             $  (835)
                                                                 =======              =======

Weighted-average shares outstanding:
  Basic and diluted.......................................        23,713               22,518
Per share amounts:
  Basic and diluted.......................................       $ (0.20)             $ (0.04)
                                                                 =======              =======

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
Cash flows from operating activities:
  Net loss................................................       $(4,775)             $  (835)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization expense.................           950                1,335
    Amortization of debt issuance costs...................         1,171                  117
    Changes in operating assets and liabilities...........          (786)               2,386
                                                                 -------              -------
      Net cash (used in) provided by operating
        activities........................................        (3,440)               3,003
                                                                 -------              -------

Cash flows from investing activities:
  Additional cash received from disposal of businesses....           701                   --
  Additions to property and equipment.....................          (337)                (797)
                                                                 -------              -------
      Net cash provided by (used in) investing
        activities........................................           364                 (797)
                                                                 -------              -------
Cash flows from financing activities:
  Proceeds from (payment of) short-term debt, net.........         5,967               (4,094)
  Proceeds from issuance of common stock..................            --                  653
                                                                 -------              -------
      Net cash provided by (used in) financing
        activities........................................         5,967               (3,441)
                                                                 -------              -------
Net increase (decrease) in cash and cash equivalents......         2,891               (1,235)
Cash and cash equivalents at beginning of period..........         2,367                4,550
                                                                 -------              -------
Cash and cash equivalents at end of period................       $ 5,258              $ 3,315
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

                        AZTEC TECHNOLOGY PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1. NATURE OF BUSINESS

    We provide e-Solutions and e-Integration services and equipment, principally in the Northeast region of the United States, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. We also provide telephone system refurbishing services and temporary computer staffing services.

2. GOING CONCERN AND BASIS OF PRESENTATION

    The maturity date on our credit facility was April 30, 2001, and we are unable to pay the outstanding obligations of $51.0 million due under the facility. However, we are negotiating an agreement with our bank lenders on a forbearance period of 60 days which will expire on June 30, 2001. If we are unable to negotiate a definitive forbearance agreement with our bank lenders or, if at the end of the forbearance period, we are unable to restructure or refinance our credit facility, we will remain in default and our bank lenders could take a number of actions that could materially adversely affect our ability to continue as a going concern.

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

3. CREDIT FACILITY

    We entered into a $140.0 million credit facility with our bank lenders on July 27, 1998. The agreement provided that up to $15.0 million of the credit facility may be used for working capital and other general corporate purposes and up to $125.0 million may be used to fund permitted acquisitions. The credit facility had an original maturity of July 27, 2003. On March 30, 2000, the credit facility was amended to waive our non-compliance for the fourth quarter of 1999. The amendment modified the maturity date on the credit facility from July 27, 2003 to April 30, 2001. On April 30, 2001, our bank lenders notified us that our failure to repay the outstanding principal and interest due under the credit facility created an event of default. Due to this event of default, all of the amounts due under our credit facility will incur interest at prime rate plus 1.5%. As of April 30, 2001, the total outstanding amount due under our credit facility was approximately $51.0 million. As of the date of this quarterly report, we are negotiating with our bank lenders for a 60 day forbearance period. Our lenders have requested the following items as a condition for the forbearance agreement: (i) our delivery of a business plan in form and substance that is satisfactory to our bank lenders; (ii) the review by a consultant engaged by our bank lenders of our financial information;
(iii) the postponement until the end of the forbearance period of any payments to our employees, officers or directors, including the employees and officers of our subsidiaries and the payment of $3.3 million to Blueflame employees which is due on May 26, 2001, other than in accordance with existing policies; (iv) our payment to our bank lenders of all overadvance fees due as of April 30, 2001 of $.7 million; (v) our payment to our bank lenders of 100% of our expected tax refund of $3.6 million, rather than the 75% of the tax refund that we had agreed to in a prior amendment to our credit facility; and (vi) all outstanding debt will incur interest at prime plus 1.5%.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

4. LOSS PER SHARE

    Options and warrants to purchase shares of common stock which had exercise prices below the weighted average stock price in the quarter, and were outstanding at March 31, 2001, were excluded from the computation of diluted EPS for the quarter ended March 31, 2001 as their effect would be anti-dilutive.

5. SEGMENT DATA

    We are managing our business segments on an industry basis. Our reportable segments are comprised of e-Integration, e-Solutions, Voice and Data and Other. Our operating segments provide products and services as described in Note 1.

    We evaluate the performance of our segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segments' operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as, other non-recurring restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

5. SEGMENT DATA (CONTINUED)
    Summary information by segment for the three months ended March 31, 2001 and March 31, 2000 is as follows:

                                                  E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                                  -------------   -----------   ------------   --------   --------
THREE MONTHS ENDED
  MARCH 31, 2001
Revenue:
  Products......................................     $20,054        $    --        $ 2,908      $   --    $22,962
  Services......................................       3,089         10,933          4,147       1,548    $19,717
                                                     -------        -------        -------      ------    -------
    Total.......................................     $23,143        $10,933        $ 7,055      $1,548    $42,679
Gross margin....................................     $ 2,341        $ 4,794        $ 2,359      $  398    $ 9,892
Operating income (loss).........................     $(1,118)       $   662        $   645      $  (22)   $   167
Depreciation....................................     $   355        $   175        $    57      $   13    $   600
Assets..........................................     $28,860        $11,964        $ 6,553      $1,091    $48,468
                                                     =======        =======        =======      ======    =======

                                                  E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                                  -------------   -----------   ------------   --------   --------
THREE MONTHS ENDED
  MARCH 31, 2000
Revenue:
  Products......................................     $32,414        $    --        $ 2,860      $5,111    $40,385
  Services......................................       8,822          5,697         23,226       3,387    $41,132
                                                     -------        -------        -------      ------    -------
    Total.......................................     $41,236        $ 5,697        $26,086      $8,498    $81,517
Gross margin....................................     $ 7,524        $ 1,620        $ 7,705      $1,754    $18,603
Operating income (loss).........................     $ 1,276        $  (872)       $ 2,456      $  (46)   $ 2,814
Depreciation....................................     $   233        $   117        $   214      $   58    $   622
Assets..........................................     $44,741        $ 8,803        $30,644      $7,847    $92,035
                                                     =======        =======        =======      ======    =======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

5. SEGMENT DATA (CONTINUED)
    A reconciliation of our reportable segment operating loss and segment assets to the corresponding consolidated amounts as of and for the three months ended March 31, 2001 and March 31, 2000 is as follows:

                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                      MARCH 31, 2001       MARCH 31, 2000
                                                    ------------------   ------------------
Segment operating income..........................       $   167              $  2,814
Corporate expenses................................         1,772                 2,292
Amortization of intangibles.......................           314                   623
                                                         -------              --------
Consolidated operating loss.......................       $(1,919)             $   (101)
                                                         =======              ========
Segment assets....................................       $48,468              $ 92,035
Corporate assets..................................        13,696                16,021
Intangible assets.................................        12,232                55,158
                                                         -------              --------
Consolidated assets...............................       $74,396              $163,214
                                                         =======              ========

6. SUBSEQUENT EVENTS

    On May 11, 2001, Nasdaq informed us that our common stock would be delisted from The Nasdaq SmallCap Market, effective with the open of business on Monday, May 14, 2001. In its notification, Nasdaq noted that our common stock may be immediately eligible to trade on the OTC Bulletin Board.

                        AZTEC TECHNOLOGY PARTNERS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO OUR ANTICIPATED CASH FLOW, FUTURE OPERATING PERFORMANCE, NEGOTIATIONS WITH OUR LENDERS, EXPENSES, THE OUTCOME OF CONTINGENCIES, AND LIQUIDITY ISSUES. ANY OF THESE FORWARD-LOOKING STATEMENTS MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. THESE RISKS INCLUDE THE VARIABILITY OF OUR QUARTERLY OPERATING RESULTS, THE INHERENT DIFFICULTIES IN PROJECTING FINANCIAL RESULTS IN OUR INDUSTRY, OUR NEGOTIATIONS WITH OUR BANK LENDERS, AND OTHER RISKS IDENTIFIED BY US FROM TIME TO TIME IN OUR FORM 10-Q, FORM 8-K, FORM 10-K REPORTS, AND AMENDMENTS TO THOSE REPORTS, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. BEFORE YOU INVEST IN OUR COMMON STOCK, YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THESE EVENTS DESCRIBED UNDER THE SECTIONS TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

OVERVIEW

    We are a provider of e-Solutions and e-Integration services and equipment for businesses through our subsidiaries, helping clients exploit Internet, intranet and extranet technologies for a competitive advantage. In addition, we provide telephone system refurbishing and temporary computer staffing services through our subsidiaries in the Voice and Data and Other business segments, respectively. We provide a range of services principally in the Northeast and, to a lesser extent, in other regions of the United States. During 2000, we sold five businesses from our Voice and Data and Other business segments.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three months ended March 31, 2001 and March 31, 2000:

                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                      MARCH 31, 2001       MARCH 31, 2000
                                                    ------------------   ------------------
Statement of Operations:
  Revenues........................................        100.0 %              100.0 %
  Cost of revenues................................         76.8                 77.2
                                                          -----                -----
    Gross profit..................................         23.2                 22.8
  Selling, general and administrative expenses....         26.9                 22.2
  Amortization of intangibles.....................          0.7                  0.8
                                                          -----                -----
    Operating loss................................         (4.4)                (0.2)
  Interest and other expense, net.................          6.6                  1.6
                                                          -----                -----
  Loss before income taxes........................        (11.0)                (1.8)
  Provision for (benefit from) income taxes.......          0.1                 (0.7)
                                                          -----                -----
  Net loss........................................        (11.1)%               (1.1)%
                                                          =====                =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  2000.

    Consolidated revenues decreased 47.6% from $81.5 million in the three months ended March 31, 2000 to $42.7 million for the three months ended March 31, 2001. This decrease is due primarily to businesses sold in our Voice and Data and Other segments and businesses closed in our e-Integration segment in the second half of 2000.

    Service revenues decreased 52.1%, from $41.1 million in the three months ended March 31, 2000 to $19.7 million in the three months ended March 31, 2001. This decrease is attributable to lower service revenues in our Voice and Data business segment of $19.1 million due primarily to the sale of three Voice and Data subsidiaries in June 2000 and lower service revenues in our e-Integration and Other business segments of $5.7 million and $1.8 million, respectively, both in part, resulting from businesses sold or closed in 2000. The decrease in service revenues in the three months ended March 31, 2001 as compared to the prior year was offset in part by an increase in our e-Solutions service revenues of $5.2 million or 91.9%. This increase can be attributable to our e-Solution investment in technical, sales and marketing personnel and related activities, as well as, to revenue we received on certain fixed price contracts.

    Product revenue decreased 43.1% from $40.4 million in the three months ended March 31, 2000 to $23.0 million in the three months ended March 31, 2001. This decrease is due primarily to a decrease in product sales in our e-Integration segment of $12.4 million, represented in part by a slowdown in general business conditions affecting our Aztec New England subsidiary and also in part resulting from the closing of two subsidiaries in the second half of 2000. The decrease in product revenues is also due to a decrease in our Other segment of $5.1 million due to the sale and closing of two of our Other subsidiaries in June 2000 and December 2000, respectively.

    Gross profit decreased 46.8% from $18.6 million, or 22.8% of revenues, in the three months ended March 31, 2000 to $9.9 million, or 23.2% of revenues, in the three months ended March 31, 2001. The decrease in gross profit is attributable primarily to lower service revenues in our Voice and Data, e-Integration and Other business segments. Service margins increased in our e-Solutions segment from 28.4% to 43.8% of revenues for the three months ended March 31, 2000 and 2001, respectively, due to recognition of revenues in the current period for which costs had been recorded in previous periods. This offset the decrease in service margins as a percentage of revenues in our e-Integration business segment from 29.2% to 6.9% for the three months ended March 31, 2000 and 2001, respectively. This decrease is due primarily to business closed in our e-Integration segment in the second half of 2000. Gross profit on product sales as a percentage of revenues decreased from 15.6% to 13.1% for the three months ended March 31, 2000 and 2001, respectively. Product margins decreased in our e-Integration segment from 15.3% to 10.6% for the three months ended March 31, 2000 and 2001, respectively, due primarily to lower product margins at our Aztec New England subsidiary as a result of a slowdown in general business conditions. This decrease was offset in part by an increase in product margins in our Voice & Data segment from 21.0% to 30.5% for the three months ended March 31, 2000 and 2001, respectively.

    Selling, general and administrative expenses decreased 36.4% from $18.1 million, or 22.2% of revenues, in the three months ended March 31, 2000 to $11.5 million, or 26.9% of revenues, in the three months ended March 31, 2001. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to a decline in our revenue resulting primarily from businesses sold or closed during 2000, while certain selling, general and administrative expenses remain fixed.

    Amortization of intangibles of $.3 million in the three months ended
March 31, 2001, decreased $.3 million from $.6 million in the three months ended March 31, 2000, due to lower intangible asset balances, resulting from the write-off of goodwill of $26.8 million between Q2 and Q4 2000.

    Interest expense, net of interest income, increased $1.0 million, from $1.8 million in the three months ended March 31, 2000 to $2.8 million in the three months ended March 31, 2001. The net increase was due primarily to increased bank fees associated with amendments to our credit facility and amortization of warrants issued to our bank lenders in the second half of 2000, which more than offset the reduction in interest expense resulting from lower debt levels during the period.

    Other income decreased $.4 million from $.5 million in the three months ended March 31, 2000 to $.1 million in the three months ended March 31, 2001. The decrease was due to income recognized from the sale of one of our domain names in the three months ended March 31, 2000.

    Income taxes decreased from a benefit of $.6 million in the three months ended March 31, 2000 to a provision of $.1 million in the three months ended March 31, 2001, reflecting effective tax rates of 40.8% and (1.3%), respectively. The tax provision for the three months ended March 31, 2001 reflects our inability to carryback available net operating losses and the uncertainties of recovering our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, we had cash of $5.3 million and a working capital deficit of $33.4 million resulting from the classification of the amount outstanding under our credit facility of $51.0 million as a current liability.

    During the three months ended March 31, 2001, net cash used in operating activities was $3.4 million. Net cash provided by investing activities was $.4 million, which consisted primarily of $.7 million of cash received from the sale of businesses. Net cash provided by financing activities was $6.0 million, which consisted of proceeds from short-term debt.

    During the three months ended March 31, 2000, net cash provided by operating activities was $3.0 million. Net cash used in investing activities was $.8 million, which consisted primarily of additions of property and equipment. Net cash used in financing activities was $3.4 million, which consisted of a $4.1 million paydown of the working capital portion of the credit facility, offset by approximately $.7 million in proceeds from issuance of common stock.

    As of March 31, 2001, we had made $.3 million in capital expenditures against an anticipated range of $2.0 to $3.0 million for 2001.

    We entered into a $140.0 million credit facility with our bank lenders on July 27, 1998. The agreement provided that up to $15.0 million of the credit facility may be used for working capital and other general corporate purposes and up to $125.0 million may be used to fund permitted acquisitions. At
March 31, 2001, the total outstanding amount under the credit facility was approximately $51.0 million, comprised of $14.0 million under the revolver portion and $37.0 million under the term portion of the facility. As our credit facility expired on April 30, 2001, all our debt is now classified as short term. On April 30, 2001, we were notified of the event of default by our bank lenders due to the non-payment of the outstanding amounts due under the loan. As of the date of this quarterly report, we are negotiating with our bank lenders for a 60 day forbearance period. While we anticipate that we will be able to reach agreement with our bank lenders, there can be no assurances that our bank lenders will agree to commercially reasonable terms or that a definitive agreement will be reached. For a discussion on the proposed terms of a forbearance agreement with our bank lenders, see Note 3 to Notes to Condensed Consolidated Financial Statements.

    We have historically funded our liquidity needs through borrowings under the revolver portion of our credit facility and our cash flow from operations. However, since our credit facility has expired, we are substantially relying on the cash flow generated by our subsidiaries for our liquidity needs. Our current projections indicate that we will be able to maintain adequate cash flow from this source for the next twelve months.

    As of the date of this quarterly report, we are unable to forecast our liquidity beyond the expiration date of the proposed forbearance period, which ends June 30, 2001. At the expiration of the forbearance period, we expect to owe our bank lenders approximately $51.0 million. If we are unable to restructure or refinance our credit facility, we will be unable to pay our bank lenders the outstanding balance due under our credit facility and there will be substantial doubt as to our ability to continue as a going concern.

    Our cash flow requirements could be affected by our obligation to pay on May 26, 2001, $3.3 million to a number of senior employees at our subsidiary Blueflame. This obligation was entered into when our predecessor acquired Blueflame. However, one of the proposed terms of the forbearance agreement is that we defer payments to these Blueflame employees during the forbearance period.

                        AZTEC TECHNOLOGY PARTNERS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

IF WE ARE UNABLE TO REACH AGREEMENT WITH OUR BANK LENDERS ON THE TERMS OF A
  FORBEARANCE AGREEMENT, OUR BANK LENDERS MAY FORECLOSE ON OUR ASSETS.

    The maturity date on our credit facility was April 30, 2001, and we are unable to pay the outstanding obligations of $51.0 million due under the facility. On April 30, 2001 we were notified of the event of default by our bank lenders due to the non-payment of the outstanding amounts due under the loan. We are negotiating with our bank lenders for a forbearance period of 60 days. As with any commercial negotiation, there are a number of terms in the proposed agreement that must be resolved between the parties. In the event that we are unable to reach agreement with our bank lenders, they will have the right to take a number of actions, including the foreclosure on our assets.

THE PROPOSED FORBEARANCE AGREEMENT WITH OUR BANK LENDERS EXPIRES ON JUNE 30,
  2001, AND UNLESS WE ARE ABLE TO RESTRUCTURE OR REFINANCE THE CREDIT FACILITY WE WILL BE UNABLE TO REPAY THE OBLIGATIONS ON JUNE 30, 2001.

    Unless we are able to restructure or refinance our credit facility, either with our existing bank lenders or new lenders, we will be unable to repay our existing obligations at the expiration of the forbearance period on June 30, 2001. As a result, we will be in default under our credit facility and our bank lenders will have the right to take a number of actions, including the foreclosure on our assets. We have entered into preliminary discussions with another lender to refinance a portion of our existing indebtedness, which would require the consent of our existing bank lenders. There can be no assurances that our existing bank lenders would agree to a partial refinancing of our indebtedness or, if they did agree, that we would successfully obtain alternative financing.

OUR INDEPENDENT ACCOUNTANTS ISSUED A REPORT FOR THE YEAR ENDED DECEMBER 31, 2000
  THAT CONTAINED A "GOING CONCERN" PARAGRAPH.

    Our independent accountants issued a report on their audit of our consolidated financial statements as of and for the year ended December 31, 2000. Their report contained an explanatory paragraph that noted that certain factors raise substantial doubt as to our ability to continue as a going concern. Investors should carefully read the independent accountants' report and examine our financial statements.

OUR FINANCIAL DIFFICULTIES MAY DISCOURAGE EXISTING CUSTOMERS AS WELL AS NEW
  CUSTOMERS FROM USING OUR SERVICES AND PURCHASING OUR PRODUCTS.

    Due to the qualified report by our accountants and the uncertainties related to our credit facility, certain of our existing customers as well as prospective customers have inquired as to whether we will be able to continue as a going concern. Such concerns may result in delayed or lost orders and may adversely affect our business.

THE ISSUANCE OF OUR COMMON STOCK TO A CREDITOR AND OF WARRANTS TO PURCHASE OUR
  COMMON STOCK TO OUR LENDERS MAY DEPRESS OUR STOCK PRICE AND DILUTE YOUR INVESTMENT.

    During September and December 2000, we granted warrants to purchase 1,180,391 shares of our common stock to our bank lenders in connection with amendments to our credit facility, at an exercise price of $.01 per share. In addition, in September 2000 and February 2001, we issued 845,384 shares of our common stock in partial settlement of obligations to the former owner of one of our subsidiaries, which had an immediate, dilutive effect on the holders of our common stock. The future issuance of shares of our common stock upon the exercise of the outstanding warrants will have a further immediate, dilutive effect on existing holders of our common stock.

OUR ABILITY TO SATISFY OUR FUTURE CASH FLOW NEEDS IS UNCERTAIN.

    We have historically relied on our revolving loan portion of our credit facility for a significant portion of our liquidity needs. As of the date of this quarterly report, we are relying substantially on cash flow generated by our subsidiaries for our liquidity needs. While our current projections indicate that we will be able to continue to maintain adequate cash flow, there can be no assurance that these forecasts will be realized. In addition, assuming that our bank lenders agree to a 60 day forbearance period, even if our cash flow remains adequate, we cannot forecast our ability to continue operations beyond June 30, 2001 because all amounts outstanding under our credit facility become due on that date with the expiration of the forbearance period.

OUR SUPPLIERS HAVE MODIFIED THE TERMS AND CONDITIONS UPON WHICH WE PURCHASE
  PRODUCT FOR SALE, WHICH CHANGES COULD ADVERSELY AFFECT OUR BUSINESS.

    Our suppliers have traditionally offered credit terms for the purchase of computer equipment. Our subsidiary, Aztec New England, has relied on such trade credit to acquire equipment that is sold to our customers. Due to our operating performance and other factors, including the April 30, 2001 expiration of our credit facility, certain of our suppliers have modified, and may further reduce, or terminate, our ability to use credit in the purchase of products. In the event we are no longer able to obtain equipment on favorable credit terms for an extended period, our business operations could be materially adversely affected.

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET, EFFECTIVE
  MAY 14, 2001, AND WE EXPECT THAT IT WILL NOW TRADE ON THE OTC BULLETIN BOARD, WHICH MAY RESULT IN A LOWER VOLUME OF TRADES.

    On May 14, 2001, our common stock was delisted from The Nasdaq SmallCap Market due to our noncompliance with the continued listing requirements. Our common stock now trades on the OTC Bulletin Board. Many institutional and other investors do not invest in securities that are traded at levels below The Nasdaq SmallCap Market. OTC Bulletin Board stocks are often lightly traded or are not traded at all on any given day. The firms that currently make a market for our common stock may elect to discontinue their role, due to the potential lower volume of trades in our common stock. These factors could restrict our ability to raise capital in the future and could reduce the liquidity of our common stock.

WE MAY BE UNABLE TO ATTRACT AND RETAIN OUR EMPLOYEES, WHICH MAY RESULT IN OUR
  INABILITY TO SUCCESSFULLY COMPETE.

    Our business involves the delivery of professional services and is labor intensive. Our success depends in large part on our ability to attract, develop, motivate, and retain technical professionals. At March 31, 2001, approximately 64% of our employees were technical professionals. Qualified technical professionals are in a great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of technical professionals in the future. Our bank lenders have requested that we defer until the expiration of a 60 day forbearance period any special payments to our employees, officers and directors, including the amount of $3.3 million due on May 26, 2001 to a number of senior employees at our subsidiary Blueflame. Our inability to satisfy this obligation may adversely affect our ability to retain these employees. An increase in turnover rates could have a material adverse effect on our business.

WE RELY ON A NUMBER OF KEY PERSONNEL. THE LOSS OF ANY OF THESE INDIVIDUALS COULD
  ADVERSELY AFFECT OUR OPERATIONS.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION ON A QUARTERLY BASIS AND THE
  FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE.

    We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect our personnel utilization rates, which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because our sales cycle is relatively long and our services are impacted by both the financial condition and management decisions of its clients and general economic conditions. Because a high percentage of our expenses are relatively fixed at the beginning of any period and our general policy is to not adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of our engagements are, and may be in the future, terminable by our clients without penalty. A termination of a major project could require us to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that our results of operations will not be below the expectations of investors for any given fiscal period.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADJUST TO RAPID TECHNOLOGICAL
  CHANGES.

    As with all e-Solutions and e-Integration companies, our success will depend, in part, on our ability to develop technology solutions that keep pace with continuing changes in technology, evolving industry standards, and changing client technology-driven business models and preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services uncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our operating results and financial condition.

THE SPIN-OFF FROM OUR PREDECESSOR MAY RESULT IN CONTINGENT LIABILITIES.

    In June 1998, we were part of a spin-off of subsidiaries from USOP and entered into a number of contractual arrangements which provide for, among other things, that we indemnify our predecessor corporation from tax and other liabilities relating to our businesses prior to and following the spin-off. In March 2001, USOP filed for protection under the bankruptcy laws. We may be unable to obtain indemnification from USOP regarding liabilities related to the predecessor's business prior to and following the spin-off.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We are exposed to the market risk of interest rate changes principally with respect to our credit facility, which is priced based on certain interest rate alternatives. At March 31, 2001, approximately $51.0 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 2001 could have a positive or negative effect on our interest expense. We have performed a sensitivity analysis that indicates a hypothetical 10% effective change in interest rates would not have a material affect on the results of operations and financial position. We do not engage in financial transactions for trading or speculative purposes.

    We do not believe that we face primary market risk exposure that is material to our operations.

                        AZTEC TECHNOLOGY PARTNERS, INC.
                           PART II. OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    On April 30, 2001, we received notice from Fleet National Bank, as agent of our bank lenders, that an event of default had occurred under our credit facility due to the failure to pay the principal and interest due at the maturity of the credit facility, which amount is approximately $51.0 million. As of the date of this quarterly report, we are negotiating with our bank lenders for a 60 day forbearance period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

          None.

    B.  Reports on Form 8-K

           None.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AZTEC TECHNOLOGY PARTNERS, INC.

Date: May 14, 2001                                     BY:            /s/ ROSS J. WEINTRAUB
                                                            -----------------------------------------
                                                                        Ross J. Weintraub
                                                                     CHIEF FINANCIAL OFFICER
                                                                   DULY AUTHORIZED OFFICER AND
                                                                   PRINCIPAL ACCOUNTING OFFICER