Form 10-Q
period 2001-06-30
AZTEC TECHNOLOGY PARTNERS INC /DE/
filed 2001-08-14
CIK 1055458

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    24,009,781 shares of the registrant's common shares, par value $0.001, were outstanding as of August 8, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 JUNE 30, 2001

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION
Item 1.                 Financial Statements
                        Condensed Consolidated Balance Sheet........................      2
                        Condensed Consolidated Statement of Operations..............      3
                        Condensed Consolidated Statement of Cash Flows..............      4
                        Notes to Condensed Consolidated Financial Statements........      5
Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     11
                        Factors That May Affect Future Results......................     16
Item 3.                 Quantitative and Qualitative Disclosure About Market
                          Risks.....................................................     19

PART II--OTHER INFORMATION
Item 3.                 Defaults Upon Senior Securities.............................     20
Item 6.                 Exhibits and Reports on Form 8-K............................
                        A. Exhibits.................................................     20
                        B. Reports on Form 8-K......................................     20
Signature...........................................................................     21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AZTEC TECHNOLOGY PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $    1,865     $    2,367
  Restricted cash...........................................         750            750
  Accounts receivable, less allowance for doubtful accounts
    of $3,155 and $4,365, respectively......................      20,693         38,455
  Inventories, net..........................................       3,886          4,785
  Unbilled percentage of completion revenues................       3,443          2,529
  Prepaid expenses..........................................       5,716          5,372
  Other current assets......................................       1,594          1,675
  Refundable and prepaid income taxes.......................         199          4,023
                                                              ----------     ----------
    Total current assets....................................      38,146         59,956

  Property and equipment, net...............................       5,967          6,703
  Intangibles, net..........................................      11,918         12,546
  Other assets..............................................         777            702
                                                              ----------     ----------
    Total assets............................................  $   56,808     $   79,907
                                                              ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of short-term debt.....................  $   40,920     $   44,988
  Accounts payable..........................................      13,122         20,988
  Accrued compensation......................................       8,327          8,145
  Deferred revenue..........................................       6,576          5,456
  Other accrued liabilities.................................       5,181          9,713
                                                              ----------     ----------
    Total current liabilities...............................      74,126         89,290
                                                              ----------     ----------

Stockholders' deficit:
  Preferred stock--$.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding............
  Common stock--$.001 par value, 150,000,000 shares
    authorized, 24,009,781 and 23,335,177 shares issued and
    outstanding, respectively...............................          24             23
  Additional paid-in capital................................      97,509         97,341
  Accumulated deficit.......................................    (114,851)      (106,747)
                                                              ----------     ----------
    Total stockholders' deficit.............................     (17,318)        (9,383)
                                                              ----------     ----------
    Total liabilities and stockholders' deficit.............  $   56,808     $   79,907
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                             -------------   -------------   -------------   -------------
Revenues:
  Products.................................      $15,351        $  40,989       $38,313        $  81,374
  Services.................................       19,926           39,818        39,643           80,950
                                                 -------        ---------       -------        ---------
    Total revenues.........................       35,277           80,807        77,956          162,324
                                                 -------        ---------       -------        ---------

Gross profit:
  Products.................................        2,954            6,190         5,968           12,505
  Services.................................        7,441           12,475        14,319           24,763
                                                 -------        ---------       -------        ---------
    Total gross profit.....................       10,395           18,665        20,287           37,268

Selling, general and administrative
  expenses.................................       11,119           20,176        22,616           38,257
Amortization of intangibles................          314              588           628            1,211
Write-off of goodwill......................           --           21,852            --           21,852
Strategic restructuring costs..............          351               --           351               --
                                                 -------        ---------       -------        ---------
    Operating loss.........................       (1,389)         (23,951)       (3,308)         (24,052)

Gain on disposal of businesses, net........           --            6,388            --            6,388
Interest and other expense, net............        1,909            1,951         4,706            3,260
                                                 -------        ---------       -------        ---------
Loss from continuing operations before
  income taxes.............................       (3,298)         (19,514)       (8,014)         (20,924)
Provision for (benefit from) income
  taxes....................................           31           (4,445)           90           (5,020)
                                                 -------        ---------       -------        ---------
Loss from continuing operations............       (3,329)         (15,069)       (8,104)         (15,904)
Loss on disposal of discontinued operations
  retained, net of tax benefit (Note 2)....           --             (691)           --             (691)
                                                 -------        ---------       -------        ---------
Net loss...................................      $(3,329)       $ (15,760)      $(8,104)       $ (16,595)
                                                 =======        =========       =======        =========

Weighted-average shares outstanding:
  Basic and diluted........................       24,010           22,594        23,862           22,556

Per share amounts:
  Basic and diluted:
    Continuing operations..................        (0.14)           (0.67)        (0.34)           (0.71)
    Discontinued operations................           --            (0.03)           --            (0.03)
                                                 -------        ---------       -------        ---------
  Net loss.................................      $ (0.14)       $   (0.70)      $ (0.34)       $   (0.74)
                                                 =======        =========       =======        =========

     See accompanying notes to condensed consolidated financial statements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS      SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
Cash flows from operating activities:
  Net loss..................................................     $(8,104)       $(16,595)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Gain on disposal of businesses, net.....................                      (6,388)
    Loss on disposal of discontinued operations retained
      (Note 2)..............................................                         691
    Depreciation and amortization expense...................       1,866           2,602
    Amortization of debt issuance costs.....................       1,609             620
    Write-off of goodwill...................................                      21,852
    Deferred income taxes...................................                     (19,485)
    Changes in operating assets and liabilities, net of
      effects from dispositions.............................       7,931          19,598
                                                                 -------        --------
      Net cash provided by operating activities.............       3,302           2,895
                                                                 -------        --------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....        (502)         (1,557)
  Net cash proceeds from disposal of businesses.............         835          30,690
  Other.....................................................                        (510)
                                                                 -------        --------
      Net cash provided by investing activities.............         333          28,623
                                                                 -------        --------

Cash flows from financing activities:
  Payments of short-term debt...............................      (4,068)        (33,096)
  Deferred debt issuance costs..............................         (69)           (843)
  Proceeds from issuance of common stock....................                       1,054
                                                                 -------        --------
      Net cash used in financing activities.................      (4,137)        (32,885)
                                                                 -------        --------

Net decrease in cash and cash equivalents...................        (502)         (1,367)
Cash and cash equivalents at beginning of period............       2,367           4,550
                                                                 -------        --------
Cash and cash equivalents at end of period..................     $ 1,865        $  3,183
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

2. GOING CONCERN AND BASIS OF PRESENTATION

    Our credit facility which has been a major source of our working capital, expired on April 30, 2001. We have been unable to pay the outstanding amounts due under the facility and have entered into a forbearance agreement that expires on August 31, 2001. If at the end of the forbearance period, we are unable to restructure or refinance our credit facility, we will remain in default and our bank lenders could take a number of actions that could materially adversely affect our ability to continue as a going concern.

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

    In the second quarter of 2000, we classified the results of our Voice and Data business segment as discontinued operations since we had decided to dispose of the four subsidiaries included in this business segment. In June 2000, we completed the sale of three Voice and Data subsidiaries for $34.5 million, realizing a pre-tax gain of $6.4 million on these transactions. The net proceeds from the sale of these subsidiaries were primarily used to reduce debt outstanding under the term portion of our credit facility. Restricted cash of $.8 million represents an escrow account established to satisfy potential future indemnification and other obligations relating to the sale of our Voice and Data subsidiaries. The escrow account expires in November 2001. In February 2001, we decided to retain the remaining Voice and Data subsidiary based on a number of business and transaction factors. Accordingly, the results of the Voice and Data business segment for all periods presented and the gain on the disposal of three Voice and Data subsidiaries in the period ended June 30, 2000, are classified as continuing operations in the consolidated statement of operations. In the second quarter of 2000, we recorded estimated disposal losses (net of income taxes) of $.7 million relating to the remaining Voice and Data subsidiary.

3. CREDIT FACILITY

    We entered into a $140.0 million credit facility with our bank lenders on July 27, 1998. The agreement provided that up to $15.0 million of the credit facility may be used for working capital and other general corporate purposes, as a revolving credit facility, and up to $125.0 million may be used to fund permitted acquisitions. The credit facility had an original maturity of July 27, 2003. On March 30, 2000, the credit facility was amended to waive our non-compliance for the fourth quarter of 1999. The amendment modified the maturity date on the credit facility from July 27, 2003 to April 30, 2001. On April 30, 2001, our bank lenders notified us that our failure to repay the outstanding principal and

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

3. CREDIT FACILITY (CONTINUED)
interest due under the credit facility created an event of default. Due to this event of default, all of the amounts due under our credit facility will incur interest at prime rate plus 1.5%. As of June 30, 2001, the total outstanding amount due under our credit facility was approximately $40.9 million. As of the date of this quarterly report, we have entered into a forbearance agreement that expires on August 31, 2001. The forbearance agreement reduced the amount available under the revolving portion of the credit facility used for working capital and other general purposes to $9.0 million.

    We are currently negotiating with our bank lenders the terms of a restructured credit facility. These negotiations have not resulted in a definitive term sheet or loan agreement and the following discussion is subject to a number of factors, including the approval of the terms by each of our bank lenders. However, based on our negotiations we expect that the restructured credit facility would be in the aggregate amount of $45.4 million, and would be comprised of a $14.0 million revolving credit facility, for working capital and other general purposes, which is subject to a borrowing formula based on eligible accounts receivable, a $10.0 million term loan, with a seven year amortization term and monthly payments of principal and interest, and a $21.4 million term loan, due in full at the maturity date. All three loans will have a maturity date of October 31, 2002. Under the proposed terms, we will be required to reduce the outstanding amount under the credit facility to no more than $37.9 million on December 31, 2001 and to no more than $7.9 million on May 31, 2002. In connection with the new credit facility, our bank lenders have indicated that they will seek an amendment fee of 1% of the total commitments, a commitment fee on the unused portion of the revolving credit commitment of .5% per annum, a contingent fee of $2.5 million, which is payable on October 31, 2002, and the issuance of additional warrants in an amount that would result in our bank lenders holding warrants (including the warrants received in September and December 2000) to purchase up to 10% of the outstanding shares of our common stock, on a fully diluted basis.

    The forbearance agreement with our bank lenders requires us to defer until the expiration of the forbearance period, which is August 31, 2001, any special payments to our employees, officers and directors, including the payment of $3.3 million which was due on May 26, 2001 to a number of senior employees at our subsidiary Blueflame. Additionally, the proposed restructured credit facility with our bank lenders will continue to restrict our ability to repay the amount due to the Blueflame employees.

4. STRATEGIC RESTRUCTURING COSTS

    During the second quarter of 2001, we initiated a restructuring plan to improve operational efficiencies in both our e-Integration and e-Solutions segments. We recorded a strategic restructuring charge of $.4 million in the second quarter which included employee severance related to personnel reductions, as well as other costs associated with a facility closure.

5. LOSS PER SHARE

    Options and warrants to purchase 6.2 million shares of common stock which were outstanding at June 30, 2001, were excluded from the computation of diluted EPS for the quarter ended June 30, 2001 as their effect would be anti-dilutive.

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

    We evaluate the performance of our segments based on operating income. Operating income for each segment includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside of the reportable segments. Costs excluded from segment operating income primarily consist of corporate expenses including administrative expenses, amortization of intangibles, interest and income taxes, as well as, other non-recurring restructuring and acquisition related costs. Segment assets exclude corporate assets which primarily consist of cash and cash equivalents, certain deferred assets, intangibles and investments in subsidiaries. Capital expenditures for long-lived assets are not a significant activity of the reportable operating segments and, as such, not a primary focus of management in reviewing operating segment performance.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

6. SEGMENT DATA (CONTINUED)
    Summary information by segment for the three and six months ended June 30, 2001 and June 30, 2000 is as follows:

                                            E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                            -------------   -----------   ------------   --------   --------
THREE MONTHS ENDED JUNE 30, 2001
Revenue:
  Products................................     $12,582        $    --        $2,769       $   --    $15,351
  Services................................       4,065         10,556         4,117        1,188    $19,926
                                               -------        -------        ------       ------    -------
    Total.................................     $16,647        $10,556        $6,886       $1,188    $35,277
Gross profit..............................     $ 3,275        $ 4,610        $2,195       $  315    $10,395
Operating income (loss)...................     $   423        $   378        $  558       $  (40)   $ 1,319
Depreciation..............................     $   342        $   160        $   50       $   13    $   565
Assets....................................     $20,131        $12,048        $6,872       $  812    $39,863
                                               =======        =======        ======       ======    =======

                                            E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                            -------------   -----------   ------------   --------   --------
THREE MONTHS ENDED JUNE 30, 2000
Revenue:
  Products................................     $33,531        $    --        $ 3,265      $4,193    $40,989
  Services................................       8,313          8,227         19,002       4,276    $39,818
                                               -------        -------        -------      ------    -------
    Total.................................     $41,844        $ 8,227        $22,267      $8,469    $80,807
Gross profit..............................     $ 5,443        $ 5,017        $ 6,223      $1,982    $18,665
Operating income (loss)...................     $(1,846)       $   692        $ 1,699      $  485    $ 1,030
Depreciation..............................     $   258        $   138        $   178      $   45    $   619
Assets....................................     $44,811        $10,124        $ 8,407      $4,607    $67,949
                                               =======        =======        =======      ======    =======

                                            E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                            -------------   -----------   ------------   --------   --------
SIX MONTHS ENDED JUNE 30, 2001
Revenue:
  Products................................     $32,636        $    --        $ 5,677      $   --    $38,313
  Services................................       7,154         21,489          8,264       2,736    $39,643
                                               -------        -------        -------      ------    -------
    Total.................................     $39,790        $21,489        $13,941      $2,736    $77,956
Gross profit..............................     $ 5,616        $ 9,404        $ 4,554      $  713    $20,287
Operating income (loss)...................     $  (695)       $ 1,040        $ 1,203      $  (62)   $ 1,486
Depreciation..............................     $   697        $   335        $   107      $   26    $ 1,165
Assets....................................     $20,131        $12,048        $ 6,872      $  812    $39,863
                                               =======        =======        =======      ======    =======

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

6. SEGMENT DATA (CONTINUED)

                                          E-INTEGRATION   E-SOLUTIONS   VOICE & DATA    OTHER      TOTAL
                                          -------------   -----------   ------------   --------   --------
SIX MONTHS ENDED JUNE 30, 2000
Revenue:
  Products..............................     $65,945        $    --        $ 6,125     $ 9,304    $ 81,374
  Services..............................      17,135         13,924         42,228       7,663    $ 80,950
                                             -------        -------        -------     -------    --------
    Total...............................     $83,080        $13,924        $48,353     $16,967    $162,324
Gross profit............................     $12,967        $ 6,637        $13,928     $ 3,736    $ 37,268
Operating income (loss).................     $  (570)       $  (180)       $ 4,155     $   439    $  3,844
Depreciation............................     $   491        $   255        $   392     $   103    $  1,241
Assets..................................     $44,811        $10,124        $ 8,407     $ 4,607    $ 67,949
                                             =======        =======        =======     =======    ========

    A reconciliation of our reportable segment operating loss and segment assets to the corresponding consolidated amounts as of, and for the three and six months ended, June 30, 2001 and June 30, 2000 is as follows:

                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                             -------------   -------------   -------------   -------------
Segment operating income...................    $  1,319         $   1,030      $  1,486        $   3,844
Corporate expenses.........................       2,043             2,541         3,815            4,833
Amortization of intangibles................         314               588           628            1,211
Strategic resrtucturing costs..............         351                --           351               --
Write-off of goodwill......................          --            21,852            --           21,852
                                               --------         ---------      --------        ---------
Operating loss.............................    $ (1,389)        $ (23,951)     $ (3,308)       $ (24,052)
                                               ========         =========      ========        =========
Segment assets.............................    $ 39,863         $  67,949      $ 39,863        $  67,949
Corporate assets...........................       5,027            35,347         5,027           35,347
Intangible assets..........................      11,918            17,625        11,918           17,625
                                               --------         ---------      --------        ---------
Consolidated assets........................    $ 56,808         $ 120,921      $ 56,808        $ 120,921
                                               ========         =========      ========        =========

7. SIGNIFICANT CUSTOMERS

    During the three months ended June 30, 2001, we had revenues from two customers representing 15.2% and 17.3% of revenues, within the e-Solutions and e-Integration segments, respectively.

    During the six months ended June 30, 2001, we had revenues from two customers representing 12.6% and 17.5% of revenues, within the e-Solutions and e-Integration segments, respectively.

    The amounts due from two of our customers accounted for approximately 11.7% and 9.1%, respectively, of our total accounts receivable at June 30, 2001. At December 31, 2000, the amount due from one of our customers accounted for approximately 15.0% of our total accounts receivable.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

8. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three and six months ended June 30, 2001 and June 30, 2000:

                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                             -------------   -------------   -------------   -------------
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues...................................       100.0%          100.0%         100.0%          100.0%
Cost of revenues...........................        70.5            76.9           74.0            77.0
                                                  -----           -----          -----           -----
  Gross profit.............................        29.5            23.1           26.0            23.0
Selling, general and administrative
  expenses.................................        31.5            25.0           29.0            23.6
Amortization of intangibles................         0.9             0.7            0.8             0.7
Write-off of goodwill......................          --            27.0             --            13.5
Strategic restructuring costs..............         1.0              --            0.5              --
                                                  -----           -----          -----           -----
  Operating loss...........................        (3.9)          (29.6)          (4.3)          (14.8)
Gain on disposal of businesses, net........          --             7.9             --             3.9
Interest and other expense.................         5.4             2.4            6.0             2.0
                                                  -----           -----          -----           -----
  Loss from continuing operations before
    income taxes...........................        (9.3)          (24.1)         (10.3)          (12.9)
Provision for (benefit from) income
  taxes....................................         0.1            (5.5)           0.1            (3.1)
                                                  -----           -----          -----           -----
  Loss from continuing operations..........        (9.4)          (18.6)         (10.4)           (9.8)
Loss on disposal of discontinued operations
  recontinued..............................          --            (0.9)            --            (0.4)
                                                  -----           -----          -----           -----
  Net loss.................................        (9.4)%         (19.5)%        (10.4)%         (10.2)%
                                                  =====           =====          =====           =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  2000

    Consolidated revenues decreased 56.3% from $80.8 million in the three months ended June 30, 2000 to $35.3 million for the three months ended June 30, 2001. This decrease is due primarily to the loss of revenue associated with the businesses closed in our e-Integration segment and businesses sold in our Voice and Data and Other segments in the second half of 2000.

    Service revenues decreased 50.0% from $39.8 million in the three months ended June 30, 2000 to $19.9 million in the three months ended June 30, 2001. This decrease is attributable to lower service revenues in our Voice and Data business segment of $14.9 million due primarily to the sale of three Voice and Data subsidiaries in June 2000 and lower service revenues in our e-Integration and Other business segments of $4.2 million and $3.1 million, respectively, both in part resulting from businesses sold or closed in 2000. The decrease in service revenues in the three months ended June 30, 2001 as compared to the prior year was offset in part by an increase in our e-Solutions service revenues of $2.3 million or 28.3%. This increase can be attributable to our e-Solution investment in technical, sales and marketing personnel and related activities, as well as, to revenue we received on certain fixed price contracts.

    Product revenue decreased 62.5% from $41.0 million in the three months ended June 30, 2000 to $15.4 million in the three months ended June 30, 2001. This decrease is due primarily to a decrease in product sales in our e-Integration segment of $20.9 million, attributable mainly to a slowdown in general business conditions affecting our Aztec New England subsidiary and also in part resulting from the closing of two subsidiaries in the second half of 2000. The decrease in product revenues is also due in part to a decrease in our Other segment of $4.2 million due to the sale and closing of two of our Other subsidiaries in June 2000 and December 2000.

    Gross profit decreased 44.3% from $18.7 million in the three months ended June 30, 2000 to $10.4 million in the three months ended June 30, 2001. The decrease in gross profit is attributable primarily to lower service revenues in our Voice and Data segment and to lower product revenues in our e-Integration segment. The increase in gross profit as a percentage of revenues is attributable to the higher margins in services and to the increase in service revenues as a percentage of total sales.

    Selling, general and administrative expenses decreased 44.9% from $20.2 million, or 25.0% of revenues, in the three months ended June 30, 2000 to $11.1 million, or 31.5% of revenues, in the three months ended June 30, 2001. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to a decline in revenue resulting primarily from businesses sold or closed during 2000, while certain selling, general and administrative expenses remain fixed.

    Strategic restructuring costs of $.4 million for the six months ended
June 30, 2001 represent the costs incurred in connection with closing a facility and reducing staff in our e-Solutions and e-Integration segments in order to improve operational efficiencies.

    Amortization of intangibles of $.3 million in the three months ended
June 30, 2001, decreased $.3 million from $.6 million in the three months ended June 30, 2000, due to lower intangible asset balances, resulting from the write-off of goodwill of $26.8 million between Q2 and Q4 2000.

    Interest and other expense decreased $.1 million from $2.0 million in the three months ended June 30, 2000 to $1.9 million in the three months ended June 30, 2001. This decrease was due to higher debt levels during most of the second quarter of 2000 and to slightly lower interest rates in 2001.

    Income taxes decreased from a benefit of $4.4 million in the three months ended June 30, 2000 to a provision of $.03 million in the three months ended June 30, 2001, reflecting effective tax rates of 22.8% and (1.0)%, respectively. The benefit during 2000 reflected our ability to carry back available net operating losses to recover tax payments made in prior years. We do not have the ability to carry back net operating losses in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Consolidated revenues decreased 52.0% from $162.3 million in the six months ended June 30, 2000 to $78.0 million in the six months ended June 30, 2001. This decrease is due primarily to the loss of revenue associated with the businesses closed in our e-Integration segment and businesses sold in our Voice and Data and Other segments in the second half of 2000.

    Service revenues decreased 51.0% from $81.0 million in the six months ended June 30, 2000 to $39.6 million in the six months ended June 30, 2001. This decrease is attributable to lower service revenues in our Voice and Data business segment of $34.0 million due primarily to the sale of three Voice and Data subsidiaries in June 2000 and lower service revenues in our e-Integration and Other business segments of $10.0 million and $4.9 million, respectively, resulting from businesses sold or closed in 2000. The decrease in service revenues in the six months ended June 30, 2001, as compared to the prior year was offset in part by an increase in our e-Solutions service revenues of $7.6 million or 54.3%. This increase can be attributable to our e-Solution investment in technical, sales and marketing personnel and related activities, as well as, to revenue we received on certain fixed price contracts.

    Product revenue decreased 52.9% from $81.4 million in the six months ended June 30, 2000 to $38.3 million in the six months ended June 30, 2001. This decrease is due primarily to a decrease in product sales in our e-Integration segment of $33.3 million, attributable mainly to a slowdown in general business conditions affecting our Aztec New England subsidiary and also in part resulting from the closing of two subsidiaries in the second half of 2000. The decrease in product revenues is also due to a decrease in our Other segment of $9.3 million due to the sale and closing of two of our Other subsidiaries in June 2000 and December 2000.

    Gross profit decreased 45.6% from $37.3 million, or 23.0% of revenues, in the six months ended June 30, 2000 to $20.3 million, or 26.0% of revenues, in the six months ended June 30, 2001. The decrease in gross profit is attributable primarily to lower service revenues in our Voice and Data segment and to lower product revenues in our e-Integration segment. The increase in gross profit as a percentage of revenues is attributable to the higher margins in services and to the increase in service revenues as a percentage of total sales.

    Selling, general and administrative expenses decreased 40.9% from $38.3 million, or 23.6% of revenues, in the six months ended June 30, 2000 to $22.6 million, or 29.0% of revenues, in the six months ended June 30, 2001. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to a decline in our revenue resulting primarily from businesses sold or closed during 2000, while certain selling, general and administrative expenses remain fixed.

    Amortization of intangibles of $.6 million in the six months ended June 30, 2001, decreased $.6 million in the six months ended June 30, 2000, due to lower intangible asset balances, resulting from the write-off of goodwill of $26.8 million between Q2 and Q4 2000.

    Strategic restructuring costs of $.4 million for the six months ended
June 30, 2001 represent the costs incurred in connection with closing a facility and reducing staff in our e-Solutions and e-Integration segments in order to improve operational efficiencies.

    Interest and other expense increased $1.4 million, from $3.3 million in the six months ended June 30, 2000 to $4.7 million in the six months ended June 30, 2001. This increase is due to additional interest charges based on borrowings in excess of our borrowing base, as well as, amortization expense for the warrants that were issued in 2000. This increase in interest expense was offset in part by a reduction in our debt levels in 2001, a decrease in our interest rates and other income of $.4 million from the sale of one of our subsidiary Internet domain names in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, we had cash of $1.9 million and a working capital deficit of $36.0 million resulting from the classification of the amount outstanding under our credit facility of $40.9 million as a current liability.

    During the six months ended June 30, 2001, net cash provided by operating activities was $3.3 million. Net cash provided by investing activities was $.3 million, which consisted primarily of $.8 million of cash received from the sale of businesses. Net cash used in financing activities was $4.1 million, which consisted of payments of $3.6 million of the term portion of the credit facility and $.5 million paydown of the working capital portion of the credit facility.

    During the six months ended June 30, 2000, net cash provided by operating activities was $2.9 million. Net cash provided by investing activities was $28.6 million, which consisted primarily of proceeds from disposal of businesses. Net cash used in financing activities was $32.9 million, which consisted primarily of $30.0 million paydown of the term portion of the credit facility, $3.0 million paydown of the working capital portion of the credit facility and an offset of approximately $1.1 million in proceeds from issuance of common stock.

    As of June 30, 2001, we had made $.5 million in capital expenditures against an anticipated range of $2.0 to $3.0 million for 2001.

    We entered into a $140.0 million credit facility with our bank lenders on July 27, 1998. The agreement provided that up to $15.0 million of the credit facility may be used for working capital and other general corporate purposes and up to $125.0 million may be used to fund permitted acquisitions. At
March 31, 2001, the total outstanding amount under the credit facility was approximately $51.0 million, comprised of $14.0 million under the revolver portion and $37.0 million under the term portion of the facility. As our credit facility expired on April 30, 2001, all our debt is now classified as short term. On April 30, 2001, we were notified of the event of default by our bank lenders due to the non-payment of the outstanding amounts due under the loan. As of the date of this quarterly report, we have entered into a forbearance agreement that expires on August 31, 2001. The forbearance agreement reduced the amount available under the revolving credit facility used for working capital and other general purposes to $9.0 million.

    We are currently negotiating with our bank lenders the terms of a restructured credit facility. These negotiations have not resulted in a definitive term sheet or loan agreement and the following discussion is subject to a number of factors, including the approval of the terms by each of our bank lenders. However, based on our negotiations we expect that the restructured credit facility would be in the aggregate amount of $45.4 million, and would be comprised of a $14.0 million revolving credit facility, for working capital and other general purposes, which is subject to a borrowing formula based on eligible accounts receivable, a $10.0 million term loan, with a seven year amortization term and monthly payments of principal and interest, and a $21.4 million term loan, due in full at the maturity date. All three loans will have a maturity date of October 31, 2002. Under the proposed terms, we will be required to reduce the outstanding amount under the credit facility to no more than $37.9 million on December 31, 2001 and to no more than $7.9 million on May 31, 2002. In connection with the restructured credit facility, our bank lenders have indicated that they will seek an amendment fee of 1% of the total commitments, a commitment fee on the unused portion of the revolving credit commitment of .5% per annum, a contingent fee of $2.5 million, which is payable on October 31, 2002, and the issuance of additional warrants in an amount that would result in our bank lenders holding warrants (including the warrants received in September and December 2000) to purchase up to 10% of the outstanding shares of our common stock, on a fully diluted basis.

    We have historically funded our liquidity needs through borrowings under the revolver portion of our credit facility and our cash flow from operations. However, since our credit facility has expired and our revolving portion of the credit facility has been reduced to $9.0 million, we are substantially relying on the cash flow generated by our subsidiaries for our liquidity needs. Our current projections indicate that we will be able to maintain adequate cash flow from this source and from the revolving portion of the credit facility until the expiration of the forbearance agreement on August 31, 2001. At the expiration of the forbearance period, we expect to owe our bank lenders approximately
$41.0 million. If we are unable to restructure or refinance our credit facility, we will be unable to pay our bank lenders the outstanding balance due under our credit facility and there will be substantial doubt as to our ability to continue as a going concern.

    In the event that we enter into a restructured credit facility, with the terms described above, we anticipate that we will have sufficient funds available under the revolving portion of the credit facility to meet our cash flow requirements until at least December 31, 2001. Under the proposed credit facility we will be required to pay our bank lenders an amount sufficient to reduce the credit facility to no more than $37.9 million on December 31, 2001 and to no more than $7.9 million on May 31, 2002. At such dates, unless we are able to reduce the amount of the term loan portion of the credit facility, which may require the sale of one or more of our operating subsidiaries, the amount available under our revolving portion of our credit facility may be insufficient to meet our cash flow requirements.

                        AZTEC TECHNOLOGY PARTNERS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE FORBEARANCE AGREEMENT WITH OUR BANK LENDERS EXPIRES ON AUGUST 31, 2001, AND UNLESS WE ARE ABLE TO RESTRUCTURE OR REFINANCE THE CREDIT FACILITY WE WILL BE UNABLE TO REPAY THE OBLIGATIONS ON AUGUST 31, 2001.

    Unless we are able to restructure or refinance our credit facility with our bank lenders, we will be unable to repay our existing debt obligations at the expiration of the forbearance period on August 31, 2001. As a result, our bank lenders will have the right to take a number of actions, including the foreclosure on our assets. We have entered into discussions with our bank lenders regarding a restructured credit facility. However, we may be unable to finalize the restructured credit facility with our bank lenders due to their election not to refinance or restructure our existing obligations or due to an inability to negotiate mutually acceptable terms.

OUR INDEPENDENT ACCOUNTANTS ISSUED A REPORT FOR THE YEAR ENDED DECEMBER 31, 2000 THAT CONTAINED A "GOING CONCERN" PARAGRAPH.

    Our independent accountants issued a qualified report on their audit of our consolidated financial statements as of and for the year ended December 31, 2000. Their report contained an explanatory paragraph that noted that some factors raise substantial doubt as to our ability to continue as a going concern. Investors should carefully read the accountants' report and examine our consolidated financial statements.

OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD, WHICH MAY RESTRICT OUR ABILITY TO RAISE FUNDS.

    On May 11, 2001, our common stock was delisted from the Nasdaq SmallCap Market. Our common stock now trades on the OTC Bulletin Board. Many institutional and other investors do not invest in securities that are traded at levels below the Nasdaq SmallCap Market which could restrict our ability to raise capital in the future through the capital markets.

THE ISSUANCE OF OUR WARRANTS TO PURCHASE OUR COMMON STOCK TO OUR BANK LENDERS MAY DEPRESS OUR STOCK PRICE AND DILUTE YOUR INVESTMENT.

    During September and December 2000, we granted warrants to purchase 1,180,391 shares of our common stock to our bank lenders in connection with amendments to our credit facility, at an exercise price of $.01 per share. We are currently negotiating a restructured credit facility with our bank lenders that is likely to include the issuance of additional warrants to purchase our common stock, resulting in our bank lenders holding in the aggregate warrants to purchase up to 10% of our outstanding common stock as of the date of the restructured credit facility. The future issuance of shares of our common stock on the exercise of the warrants that are currently held by our bank lenders, as well as the warrants that may be received by our bank lenders on the restructuring of our credit facility, will have a further immediate, dilutive effect on existing holders of our common stock.

OUR ABILITY TO SATISFY OUR FUTURE CASH FLOW NEEDS IS UNCERTAIN.

    We have historically relied on the revolving loan portion of our credit facility for a significant portion of our liquidity needs. As of the date of this filing we are relying substantially on cash flow generated by our subsidiaries for our liquidity needs. While our current projections indicate that we will be able to continue to maintain adequate cash flow from these sources, we cannot assure you that these forecasts will be realized. In addition, even if our cash flow remains adequate, we cannot forecast our ability to continue operations beyond August 31, 2001 because all amounts outstanding under our credit facility become due on that date as a result of the expiration of the forbearance period. Even if we are able to restructure our credit facility under the proposed terms, we may be unable to meet our cash flow needs after December 31, 2001 or May 31, 2002 unless we are able to reduce the amount of the credit facility. There can be no assurance that we will be able to raise sufficient funds through the sale of one or more of our operating subsidiaries or otherwise to meet the proposed payment schedule.

OUR FINANCIAL DIFFICULTIES MAY DISCOURAGE EXISTING CUSTOMERS, AS WELL AS, NEW CUSTOMERS FROM USING OUR SERVICES AND PURCHASING OUR PRODUCTS. OUR SUPPLIERS HAVE MODIFIED THE TERMS AND CONDITIONS UPON WHICH WE PURCHASE PRODUCTS FOR SALE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

    Due to the uncertainties related to our credit facility with our bank lenders, certain of our existing customers, as well as prospective customers have inquired as to whether we will be able to continue as a going concern. Such concerns may result in delayed or lost orders and may adversely affect our business.

    Our suppliers have traditionally offered credit terms for the purchase of computer equipment. Our subsidiary, Aztec New England, has relied on such trade credit to acquire equipment that is sold to our customers. Due to our operating performance and other factors, including the August 31, 2001 expiration of the forbearance period for our credit facility, some of our major suppliers have modified, and may further reduce or terminate, our ability to use credit in the purchase of products. In the event we are no longer able to obtain equipment on favorable credit terms for an extended period, our business operations could be materially adversely affected.

THE PROPOSED RESTRUCTURED CREDIT FACILITY MAY RESTRICT OUR BUSINESS OPERATION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

    We are currently negotiating a restructured credit facility with our bank lenders, the terms of which are likely to impose a number of restrictions on the operations of the company. We expect that the restructured credit facility will require us to reduce the outstanding amount under the facility to no more than $37.9 million on December 31, 2001 and to no more than $7.9 million on May 31, 2002. We may be unable to raise sufficient funds from our operations to reduce the outstanding amount under the facility by December 31, 2001, and in any event we may need to sell one or more of our operating divisions to raise sufficient funds to satisfy the May 31, 2002 requirement. The sales of our operating divisions may not be at advantageous prices due to market conditions and the time constraints imposed by the restructured credit facility. Additionally, we expect that the restructured credit facility will continue to restrict our ability to pay $3.3 million which was due on May 26, 2001 to a number of our employees at our subsidiary Blueflame. Some of these employees have indicated that they may be unwilling to defer repayment and may initiate litigation.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THREE CUSTOMERS AND OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE LOSE ONE OR MORE OF THESE CUSTOMERS.

    We have derived a substantial portion of our consolidated revenue from two customers in the first six months of 2001. The loss of either of these customers would likely materially and adversely affect our business. These customers may enter into arrangements with our competitors or use their own resources to replace our services. Business decisions by these customers could also harm our business and operating results.

WE MAY BE UNABLE TO ATTRACT AND RETAIN OUR EMPLOYEES, WHICH MAY RESULT IN OUR INABILITY TO SUCCESSFULLY COMPETE.

    Our business involves the delivery of professional services and is labor intensive. Our success depends in large part on our ability to attract, develop, motivate, and retain technical professionals. At

June 30, 2001, approximately 64% of our employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of technical professionals in the future. The forbearance agreement with our bank lenders requires us to defer until the expiration of the forbearance period, which is August 31, 2001, any special payments to our employees, officers and directors, including the payment of $3.3 million which was due on May 26, 2001 to a number of senior employees at our subsidiary Blueflame. Additionally, the proposed restructured credit facility with our bank lenders will continue to restrict our ability to repay the amount due to the Blueflame employees. The restrictions on our ability to satisfy this obligation may adversely affect our ability to retain these employees. An increase in turnover rates could have a material adverse effect on our business.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION ON A QUARTERLY BASIS AND THE FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE.

    We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect our personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because our sales cycle is relatively long and our services are impacted by both the financial condition and management decisions of our clients and general economic conditions. Because a high percentage of our expenses are relatively fixed at the beginning of any period and our general policy is to not adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of our engagements are, and may be in the future, terminable by our clients without penalty. A termination of a major project could require us to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel. Due to all of the foregoing factors, there can be no assurance that our results of operations will not be below the expectations of investors for any given period.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADJUST TO RAPID TECHNOLOGICAL CHANGES.

    As with all e-Solutions and e-Integration companies, our success will depend in part on our ability to develop technology solutions that keep pace with continuing changes in technology, evolving industry standards, and changing client technology-driven business models and preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services uncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our operating results and financial condition.

THE SPIN-OFF FROM OUR PREDECESSOR MAY RESULT IN CONTINGENT LIABILITIES.

    In June 1998, we were part of a spin-off of subsidiaries from U.S. Office Products, or USOP, and entered into a number of contractual arrangements which provide for, among other things, that we indemnify USOP against tax and other liabilities relating to our businesses prior to and following the spin-off.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We are exposed to the market risk of interest rate changes principally with respect to our credit facility, which is priced based on certain interest rate alternatives. At June 30, 2001, approximately $40.9 million was outstanding under the credit facility. Changes in the prime interest rate during calendar year 2001 could have a positive or negative effect on our interest expense. We have performed a sensitivity analysis that indicates a hypothetical 10% effective change in interest rates would not have a material affect on the results of operations and financial position. We do not engage in financial transactions for trading or speculative purposes.

    We do not believe that we face primary market risk exposure that is material to our operations.

                        AZTEC TECHNOLOGY PARTNERS, INC.
                          PART II.  OTHER INFORMATION

ITEM 3.  Default Upon Senior Securities

    On April 30, 2001, we received notice from our bank lenders that an event of default had occurred under our credit facility due to the failure to pay the principal and interest due at the maturity of the credit facility, which amount, as of the date of this Quarterly Report, is approximately $40.9 million. We have entered into a forbearance agreement with our bank lenders which expires on August 31, 2001, and are currently discussing the terms of a restructured credit facility with our bank lenders. For a discussion on the proposed terms of the restructured credit facility, see Note 3 to Notes to Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

10.1                    Forbearance Agreement, dated as of May 17, 2001, by and
                        among Aztec Technology Partners, Inc., Blueflame Inc., Fleet
                        National Bank and the other lending institutions listed
                        therein

10.2                    Amendment to Forbearance Agreement and Limited Waiver, dated as of June 21, 2001, by and among Aztec Technology
                        Partners, Inc., Blueflame Inc., Fleet National Bank and the
                        other lending institutions listed therein

10.3                    Extension and Amendment to Forbearance Agreement, dated as of June 29, 2001, by and among Aztec Technology
                        Partners, Inc., Blueflame Inc., Fleet National Bank and the
                        other lending institutions listed therein

10.4                    Second Extension and Amendment to Forbearance Agreement,
                        dated as of July 31, 2001, by and among Aztec Technology
                        Partners, Inc., Blueflame Inc., Fleet National Bank and the
                        other lending institutions listed therein

    B.  Reports on Form 8-K

       None.

                        AZTEC TECHNOLOGY PARTNERS, INC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AZTEC TECHNOLOGY PARTNERS, INC.

Date: August 14, 2001                                  BY:            /s/ PETER A. PELLETIER
                                                            -----------------------------------------
                                                                        Peter A. Pelletier
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                   (DULY AUTHORIZED OFFICER AND
                                                                  PRINCIPAL ACCOUNTING OFFICER)